Form 10QSB
period 2001-10-31
LASIK AMERICA INC
filed 2001-12-21
CIK 1157814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For Quarter ended October 31, 2001

                        Commission file number 001-16813
                                -----------------

                               LASIK AMERICA, INC
             (Exact name of registrant as specified in its charter)


                Nevada                               88-0490720
   (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)

      6646 Indian School Road NE                        87110
       Albuquerque, New Mexico                       (zip code)
   (Address of principal executive
               office)

                                 (505) 837-2020
              (Registrant's telephone number, including area code)

                  Howard P. Silverman, Chief Executive Officer

                                ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,082,043 shares of common stock, no par value, as of October 31, 2001.

                          PART I--FINANCIAL INFORMATION
                          ITEM 1--FINANCIAL STATEMENTS

                               LASIK AMERICA, INC.
                                 BALANCE SHEETS

                                      OCTOBER 31,2001        JULY 31,2001
                                        (unaudited)            (audited)

                                     ASSETS
Current Assets
     Cash                                 $      -             $       19
     Accounts receivable                    19,370                  2,370
     Other current assets                   60,327                  7,550
                                          --------             ----------
            Total Current Assets            79,697                  9,939

Property and equipment, net                207,900                219,773
                                          --------             ----------

            Total Assets                  $287,597             $  229,712
                                          ========             ==========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Bank overdraft                       $ 10,516             $       --
     Accounts payable                      111,601                 51,537
     Patient Deposits                        6,500                 11,105
     Sales tax payable                      42,638                 12,554
     Other Liabilities                          --                  2,512
     Current portion of long-term debt     112,763                110,263
                                          --------             ----------
            Total Current Liabilities      284,018                187,971
                                          --------             ----------
Long-term debt                              74,664                105,820
Loan payable-officer                        50,000                     --
                                          --------             ----------
            Total Liabilities              408,682                293,791
                                          --------             ----------
Commitments

Shareholders' deficit:
     Preferred stock, $.001 par value,
     100,000 shares authorized; no
     shares issued and outstanding              --                     --
     Common stock, $.001 par value,
     25,000,000 shares authorized;
     2,082,043 issued                        2,082                  2,082
     Additional paid in capital         12,510,176             12,510,176
     Deferred compensation                 (45,000)               (67,500)
     Accumulated Deficit               (12,588,343)           (12,508,837)
                                       ------------           ------------
            Total shareholders' deficit   (121,085)               (64,079)
                                       ------------           ------------
            Total liabilities and
            shareholders' deficit         $287,597            $   229,712
                                       ============           ============

                               LASIK AMERICA, INC.
                            STATEMENTS OF OPERATIONS


                                                THREE MONTHS ENDED
                                    ------------------------------------------
                                    OCTOBER 31, 2001           OCTOBER 31, 2000
                                    ----------------           ----------------
                                       (unaudited)               (unaudited)
Revenues:
   Patient Fees (net of discounts
     of $19,053)                         $ 204,983                 $       --
   Facility Fees                            10,120                         --
                                         ---------
   Total Revenues                          293,213                         --

Costs and Expenses:
   Cost of revenues (exclusive of
   depreciation shown separately below)     87,436                         --
   General and administrative              268,534                         --
   Depreciation                             11,873                         --
                                         ---------
   Total costs and expenses                367,843                         --
                                         ---------

Loss from operations                       (74,630)                        --
Other expense:
         Interest expense                    4,876                         --
                                         ---------
Net loss                                 $ (79,506)                        --
                                         =========
Basic and diluted net loss per share     $   (0.04)                        --
                                         =========
Shares used to compute basic and
diluted net loss per share               2,082,043                         --
                                         =========
















--------------------------------------------------------------------------------

                               LASIK AMERICA, INC.
                            STATEMENTS OF CASH FLOWS

                                                       3 MONTHS ENDED
                                            ------------------------------------
                                            OCTOBER 31,2001     OCTOBER 31,2000
                                            ---------------     ---------------
                                               (unaudited)         (unaudited)
Cash flows from operating activities:

     Net loss                                  $ (79,506)           $       --
     Adjustments to reconcile net
     loss to net cash provided by
     operating activities:
         Depreciation                             11,873                    --
         Amortization of deferred
             compensation                         22,500                    --
     Changes in operating assets and liabilities:
         Increase in accounts receivable         (17,000)                   --
         Increase in accounts payable             60,064                    --
         Decrease in patient deposits             (4,605)                   --
         Increase in sales tax payable
             and other liabilities                27,572                    --
                                               ---------            ----------
     Net cash flows provided by operating
           activities                             20,898                    --
                                               ---------            ----------
Cash flows from financing activities:
         Increase in bank overdraft               10,516                    --
         Borrowing from officer                   50,000                    --
         Increase in prepaid offering costs      (52,777)                   --
         Repayment on long-term debt             (28,656)                   --
                                               ---------            ----------
         Net cash flows used in financing
                  activities                     (20,917)                   --
                                               ---------            ----------

Net decrease in cash                                 (19)                   --

Cash at beginning of period                           19                    --
                                               ---------            ----------

Cash at end of period                          $      --            $       --
                                               =========            ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest                              $   4,876            $        -
                                               =========            ==========
         Income taxes                          $       -            $        -
                                               =========            ==========

                               LASIK AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

A. Basis of Presentation:

     The balance sheet as of October 31, 2001, the statements of operations for the three-month periods ended October 31, 2001, and October 31, 2000, respectively, and the statements of cash flows for the three-months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Amendment No. 5 to Form SB-2 Registration Statement filed December 12, 2001. The results of operations for the quarter ended October 31, 2001, are not necessarily indicative of the operating results for the full year.


     The Company did not begin operations until March 21, 2001.


B. Reclassification:

    None

C. Stock Split:


     None


D. Subsequent Events:

         Subsequent to October 31, 2001 the Company's Form SB-2 Registration statement was made effective for the sale of up to 425,000 units (consisting of one share of newly issued common stock and one warrant for the purchase of one share of common stock). See Amendment No. 5 to Form SB-2 filed December 12, 2001.
--------------------------------------------------------------------------------

                               LASIK AMERICA, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Projections and Forward Looking Statements

         This report includes projections of future results and forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such expectations are forward looking statements and are subject to substantial risks and uncertainties; and management can offer no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the forward-looking statements in this report include, without limitation, the Company's lack of revenue and an identified source of capital, the absence of an established market for products incorporating the Company's technology and the lack of manufacturing arrangements.

Results of Operations:

         We derive our revenues directly from the number of laser vision surgical procedures performed at our center. Procedures performed by our affiliated doctor generate revenue to us from the physician, who collects a fee from the patient. Procedures performed by our employed doctor generate revenue directly to us from the patient. Revenues from August 1, 2001 to October 31, 2001 totaled $293,213. Total revenue is predicted on the number of procedures of laser vision correction we performed during the period. Due to the fact that our operations in performing laser vision correction surgery did not begin until March 2001, the number of procedures performed during the period from August 1, 2001 to October 31, 2001, we believe to be below what we anticipate will be performed during subsequent periods.

Cost of revenues

         Cost of revenues, exclusive of depreciation, consists of doctor fees, royalty fees and medical supplies. The total cost of revenue from August 1, 2001 to October 31, 2001 was $87,436. As a percentage of revenue, cost of revenue, exclusive of depreciation, equaled 30% of total revenue during the period. Royalty fees are payable to the licensor of the excimer laser we use for surgical procedures and is currently $110 per eye.

General and administrative expenses

         General and administrative expenses consist primarily of salaries, wages and related costs for general corporate functions. General and administrative expenses from August 1, 2001 to October 31, 2001 totaled $268,534. As a percentage of revenue, general and administrative expenses equaled 92% of total revenue. We believe that this current percentage is high during this period due to the staffing resources required to operate the business while the level of operations is grown to the capacity of the facility.

Depreciation

         Depreciation expense amounted to $11,873 from the depreciation of capital items acquired for use in our operations.

Interest Expense

         Interest expense of $4,876 results from our financing costs of some of our capital equipment.

Net Loss

         Our net loss for the period August 1, 2001 to October 31, 2001 was $79,506. This net loss is due to the staffing resources required to operate the business while the level of operations is grown to the capacity of the facility.

         We believe that after our first full year of operations, we will be performing a sufficient number of laser vision surgical procedures to generate a net profit.

         The Company began operations March 21, 2001 and accordingly there was no activity for the period August 1, 2000 to October 31, 2000.

--------------------------------------------------------------------------------
                               LASIK AMERICA, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources:

         Since our inception, we have financed our operations through revenues and capital raised through the sale of our common stock. During August 2001 our CEO loaned $50,000 to the Company. As of October 31, 2001 we had a cash overdraft of $10,516. In order to effectuate our business plan as structured we will need to raise significant capital from external sources. In addition, we intend on raising capital internally through the increase in the number of procedures we perform. We currently do not have a credit facility or any commitments for additional financing beyond the funds anticipated from the sale of our common stock in conjunction with the Form SB-2 offering made effective during December 2001. If we are unable to obtain adequate financing from internal or external sources we may be unable to fully implement our business plan and may be forced to modify our operations. Cash flows provided by operating activities was $20,898 for the period August 1, 2001 to October 31, 2001. Net cash flows used in financing activities of ($20,917) results from the increase in prepaid offering costs related to our stock offering, repayments on long-term debt, and the proceeds of loan from our CEO discussed above.

Recently issued accounting standards

         We believe that recently issued financial standards will not have a significant impact on our results or operations, financial positions, or cash flows.

Impact of Inflation

    The Company does not believe inflation has had a significant effect on its operations.

--------------------------------------------------------------------------------
                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A. EXHIBITS

                  None

    B. REPORTS ON FORM 8-K

                  None

--------------------------------------------------------------------------------

                               LASIK AMERICA, INC.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LASIK AMERICA, INC.
                                          (Registrant)

                                          /s/ Howard P. Silverman
                                          ----------------------------
                                          Howard P. Silverman
                                          Chief Executive Officer

Date: December 21, 2001
--------------------------------------------------------------------------------