Form 10QSB
period 2002-01-31
LASIK AMERICA INC
filed 2002-03-29
CIK 1157814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For Quarter ended January 31, 2002

                        Commission file number 001-16813
                                -----------------

                               LASIK AMERICA, INC
             (Exact name of registrant as specified in its charter)


                Nevada                               88-0490720
   -------------------------------         -------------------------------
   (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)

6646 Indian School Road NE, Albuquerque, New Mexico           87110
----------------------------------------------------        ---------
(Address of principal executive office)                     (zip code)

                                 (505) 837-2020
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                  Howard P. Silverman, Chief Executive Officer

                                ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,082,043 shares of common stock, no par value, as of January 31, 2002.

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                               LASIK AMERICA, INC.
                                 BALANCE SHEETS


                                      JANUARY 31,2002        JULY 31,2001
                                        (unaudited)            (audited)
                                      --------------         -------------

                                     ASSETS
Current Assets
     Cash                                 $ 25,415             $       19
     Accounts receivable                        --                  2,370
     Other current assets                   74,169                  7,550
                                          --------             ----------
            Total Current Assets            99,584                  9,939

Property and equipment, net                193,016                219,773
                                          --------             ----------
            Total Assets                  $292,600             $  229,712
                                          ========             ==========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                     $107,139             $   51,537
     Patient Deposits                           --                 11,105
     Sales tax payable                      50,741                 12,554
     Interest payable                        3,100                     --
     Payroll taxes payable                  52,934                     --
     Other Liabilities                          --                  2,512
     Current portion of long-term debt     125,203                110,263
                                          --------             ----------
            Total Current Liabilities      339,117                187,971
                                          --------             ----------
Long-term debt                              52,492                105,820
Loan payable-officer                        50,000                     --
                                          --------             ----------
            Total Liabilities              441,609                293,791
                                          --------             ----------
Commitments

Shareholders' deficit:
     Preferred stock, $.001 par value,
     100,000 shares authorized; no
     shares issued and outstanding              --                     --
     Common stock, $.001 par value,
     25,000,000 shares authorized;
     2,082,043 issued and outstanding         2,082                 2,082
     Additional paid in capital          12,510,176            12,510,176
     Deferred compensation                  (22,500)              (67,500)
     Accumulated Deficit                (12,638,767)          (12,508,837)
                                       ------------           ------------
            Total shareholders' deficit    (149,009)              (64,079)
                                       ------------           ------------
            Total liabilities and
            shareholders' deficit      $    292,600           $    229,712
                                       ============           ============


                               LASIK AMERICA, INC.
                            STATEMENTS OF OPERATIONS



                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                   January 31,  January 31, January 31,  January 31,
                                     2002         2001       2002       2001
                                   ------------------------ ----------------------
                                        (unaudited)            (unaudited)
Revenues:
   Patient Fees (net of discounts
   of $3,387 and $22,440,
   respectively)                      $ 322,207 $      --    $ 605,300   $      --
   Facility Fees                             --        --       10,120          --
                                      --------- ---------    ---------   ---------
   Total Revenues                       322,207        --      615,420          --

Costs and Expenses:
   Cost of revenues (exclusive
    of depreciation shown
   separately below)                    108,903        --      196,339          --
   General and administrative           240,728        --      509,262          --
   Depreciation                          14,884        --       26,757          --
                                      --------- ---------    ---------   ---------
   Total costs and expenses             364,515        --      732,358          --
                                      --------- ---------    ---------   ---------

Loss from operations                   (42,308)       --      (116,938)        --
Other expense:
         Interest expense                8,116        --        12,992         --
                                      --------- ---------    ---------   ---------
Net loss                             $ (50,424) $     --     $(129,930)  $     --
                                      ========= =========    =========   =========
Basic and diluted net loss per share $   (0.02)  $     --     $  (0.06)  $     --
                                     =========  =========    =========   =========
Shares used to compute basic and
diluted net loss per share           2,082,043  2,082,043    2,082,043   2,082,043
                                     =========  =========    =========   =========


                               LASIK AMERICA, INC.
                            STATEMENTS OF CASH FLOWS


                                                    SIX MONTHS ENDED
                                         ------------------------------------
                                         JANUARY 31,2002      JANUARY 31,2001
                                         ---------------     ----------------
                                           (unaudited)         (unaudited)
Cash flows from operating activities:

     Net loss                                  $(129,930)           $       --
     Adjustments to reconcile net
     loss to net cash provided by
     operating activities:
         Depreciation                             26,757                    --
         Amortization of deferred
             compensation                         45,000                    --
     Changes in operating assets and liabilities:
         Decrease in accounts receivable           2,370                    --
         Increase in accounts payable             55,602                    --
         Decrease in patient deposits            (11,105)                   --
         Increase in other liabilities            91,709                    --
                                               ---------            ----------
     Net cash flows provided by operating
           activities                             80,403                    --
                                               ---------            ----------
Cash flows from financing activities:
         Borrowing from officer                   50,000                    --
         Increase in prepaid offering costs      (66,619)                   --
         Repayment on long-term debt             (38,388)                   --
                                               ---------            ----------
         Net cash flows used in financing
                  activities                     (55,007)                   --
                                               ---------            ----------

Net increase in cash                              25,396                    --

Cash at beginning of period                           19                    --
                                               ---------            ----------

Cash at end of period                          $  25,415            $       --
                                               =========            ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
         Interest                              $      --       $            --
                                               =========            ==========
         Income taxes                          $      --            $       --
                                               =========            ==========

                               LASIK AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

A. Basis of Presentation:

     The balance sheet as of January 31, 2002, the statements of operations for the three and six month periods ended January 31, 2002 and 2001, respectively, and the statements of cash flows for the six months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Amendment No. 5 to Form SB-2 Registration Statement filed December 12, 2001. The results of operations for the three and six months ended January 31, 2002 and 2001, are not necessarily indicative of the operating results for the full year.

     The Company did not begin operations until March 21, 2001.

B. Reclassification:

    None

C. Stock Split:

     None

D. Subsequent Events:

     None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Projections and Forward Looking Statements:

     This report includes projections of future results and forward-looking statements as those terms are defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Form 10-QSB, other than statements of historical fact, are forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such expectations are forward looking statements and are subject to substantial risks and uncertainties, and management can offer no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the forward-looking statements in this report include, without limitation, the Company's lack of revenue and the Company's ability to raise substantial amounts of capital in its initial public offering which became effective on December 12, 2001.

Results of Operations:

     We derive our revenues directly from the number of laser vision surgical procedures performed at our center in Albuquerque, New Mexico. Procedures performed by our affiliated doctor generate revenue to us from the physician, who collects a fee from the patient. Procedures performed by our employed doctor generate revenue directly to us from the patient. Revenues from November 1, 2001 to January 31, 2002 totaled $322,207. Revenues from August 1, 2001 to January 31, 2002 totaled $615,420.Total revenue is predicted on the number of procedures of laser vision correction we performed during the period. Due to the fact that our operations in performing laser vision correction surgery did not begin until March 2001, we believe that the number of procedures performed during the period from August 1, 2001 to January 31, 2002, was below what we anticipate will be performed during subsequent periods. . However, we can not give any assurance that the number of surgical procedures will increase during any subsequent periods.

Cost of revenues

     Cost of revenues, exclusive of depreciation, consists of doctor fees, royalty fees and medical supplies. The total cost of revenue from November 1, 2001 to January 31, 2002 was $108,903. Cost of revenues for the six months ended January 31, 2002 was $196,339. As a percentage of revenue, cost of revenue, exclusive of depreciation, equaled 34% and 32% of total revenue during the three and six months ended January 31, 2002, respectively. Royalty fees are payable to the licensor of the excimer laser we use for surgical procedures and is currently $110 per eye.

General and administrative expenses

     General and administrative expenses consist primarily of salaries, wages and related costs for general corporate functions. General and administrative expenses for the three and six months ended January 31, 2002 totaled $240,728 and $509,262, respectively. As a percentage of revenue, general and administrative expenses equaled 75% and 83% of total revenue for the three and six months, respectively. We believe that this current percentage is high during these periods due to the staffing resources required to operate the business while the level of operations is grown to the capacity of the facility.

Depreciation

     Depreciation expense for the three and six months amounted to $14,884 and $26,757, respectively, from the depreciation of capital items acquired for use in our operations.

Interest Expense

     Interest expense of $8,116 and $12,992 for the three and six months ended January 31, 2002 results from our financing costs of some of our capital equipment.

Net Loss

     Our net loss for the period November 1, 2001 to January 31, 2002 was $50,424 resulting in a net loss for the six months ended January 31, 2002 of $129,930. This net loss is due to the staffing resources required to operate the business while the level of operations is grown to the capacity of the facility.

     We believe that after our first full year of operations, we will be performing a sufficient number of laser vision surgical procedures to generate a net profit.

     The Company began operations March 21, 2001 and accordingly there was no activity for the period August 1, 2000 to October 31, 2000.

Liquidity and Capital Resources:

     Since our inception, we have financed our operations through revenues and capital raised through the sale of our common stock. During August 2001 our chief executive officer loaned $50,000 to the Company. In order to effectuate our business plan as structured, we will need to raise significant capital from external sources. In addition, we intend to increase our cash flow internally through an increase in the number of surgical procedures we perform. We currently do not have a credit facility or any commitments for additional financing beyond the funds anticipated from the sale of our common stock and common stock purchase warrants in conjunction with the registration statement filed on Form SB-2 for our initial public offering, which became effective on December 12, 2001. If we are unable to obtain adequate financing from internal or external sources we may be unable to fully implement our business plan and may be forced to modify our operations.

     Cash flows provided by operating activities was $80,403 for the period August 1, 2001 to January 31, 2002. Net cash flows used in financing activities of $55,007 results from the increase in prepaid public offering costs related to our initial public offering, repayments on long-term debt, and the proceeds of the loan from our chief executive officer.

     Since our registration statement became effective on December 12, 2001, we have not accepted any subscriptions from investors for the sale of our common stock and common stock purchase warrants registered for offer and sale under our Form SB-2 registration statement. No assurance can be given on whether we will be able to raise any investment capital in our initial public offering, or if we do, how much investment capital we may ultimately raise through our initial public offering.

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

Date: March 28, 2002