Form 10QSB
period 2002-04-30
LASIK AMERICA INC
filed 2003-06-11
CIK 1157814

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 2002

  OR

 (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to _________

 Commission File Number: 333-68942

LASIK AMERICA, INC.

(Exact name of registrant as specified in its charter)

 Nevada, United States

(State or other jurisdiction of incorporation or organization)

88-0490720

(I.R.S. Employer ID Number)

 6616 Indian School Road, N.E., Albuquerque, New Mexico 87110

(Address of principal executive offices) (Zip code)

(505) 837-2020

     (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES                                                  NO      X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class Shares outstanding at April 30, 2002

---------------------------------------------------------------

Common Stock, no par value 2,216,043

Preferred stock, no par value $0.001

CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition

               and Results of Operations

Item 3.   Controls and Procedures

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	F-1

Condensed Statements of Operations	F-2

Condensed Statements of Cash Flows	F-3

NOTES TO CONDENSED FINANCIAL STATEMENTS	F-4 to F-7

LASIK AMERICA, INC.

CONDENSED BALANCE SHEETS

	April 30, 2002 (Unaudited)	July 31, 2001
ASSETS
Current assets
Cash	$ -	$ 19
Accounts receivable	-	2,370
Other current assets	-	7,550

Total current assets	-	9,939

Property and equipment, net of accumulated depreciation of $65,003
and $14,884, respectively	278,784	219,773

Total assets	$ 278,784	$ 229,712

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Bank overdraft	$ 22,534	$ -
Accounts payable	194,033	51,537
Patient deposits	-	11,105
Sales tax payable	70,356	12,554
Payroll tax payable	99,552	-
Other current liabilities	47,179	2,512
Current portion of long-term debt	99,741	110,263

Total current liabilities	533,395	187,971

Long-term debt, net of current portion	110,872	105,820
Loan payable to officer	50,000	-

Total liabilities	694,267	293,791

Commitments and contingencies	-	-

Shareholders' deficiency
Preferred Stock, $.001 par value, 100,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized;
2,216,043 and 2.082,043 issued and outstanding, respectively	2,216	2.082
Additional paid in capital	12,619,942	12,510,176
Deferred compensation	-	(67,500)
Accumulated deficit	(13,037,641)	(12,508,837)

Total shareholders' deficiency	(415,483)	(64,079)

Total liabilities and shareholders' deficiency	$ 278,784	$ 229,712

See accompanying notes to financial statements.

LASIK AMERICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2002	April 30, 2001	April 30, 2002	April 30, 2001

Revenue	$ 337,464	$ -	$ 952,884	$ -

Costs and expenses
Operating costs	674,760	-	1,335,361	-
Non-cash compensation	22,500	-	67,500	-
Depreciation	23,362	-	50,119	-
Interest expense	15,716	-	28,708	-

Total costs and expenses	736,338	-	1,481,688	-

NET LOSS	$ (398,874)	$ -	$ (528,804)	$ -

Basic and diluted net loss per share	$ (.18)	$ -	$ (.25)	$ -

Shares used to compute basic and diluted
net loss per share	2,214,669	-	2,147,704	-

See accompanying notes to condensed financial statements.

LASIK AMERICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	April 30, 2002	April 30, 2001
Cash flows from operating activities
Net loss	$ (528,804)	$ -
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	50,119	-
Value of common stock issued in exchange for services	12,900	-
Amortization of deferred compensation	67,500	-
Changes in operating assets and liabilities:
Decrease/(increase) in:
Accounts receivable	2,370	-
Other current assets	7,550	-
Increase/(decrease) in:
Accounts payable	142,496	-
Patient deposits	(11,105)	-
Sales tax payable	57,802	-
Payroll tax liabilities	99,552	-
Other liabilities	44,667	-
Net cash used in operating activities	(54,953)	-

Cash flows from investing activities
Purchase of property and equipment	(4,111)	-
Net cash used in investing activities	(4,111)	-

Cash flows from financing activities
Bank overdraft	22,534	-
Borrowing from officer	50,000	-
Proceeds from issuance of common stock	10,000	-
Proceeds from capital contributed	30,000	-
Repayments of long-term debt	(53,489)	-
Net cash provided by financing activities	59,045	-

Net increase/(decrease) in cash	(19)	-
Cash at beginning of Period	19	-
Cash at end of Period	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$ 3,276	$ 1,654

Supplemental disclosure of non-cash investing and financing activities
Equipment obtained through capital lease obligation	105,019	-
Satisfaction of long-term debt of the Company by an executive officer reflected as a capital contribution	57,000	-

See accompanying notes to condensed financial statements.

NOTE 1: BASIS OF PRESENTATION

The financial statements in this report have been prepared by Lasik America, Inc. without audit, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended July 31, 2001, included in the Company's Amendment No. 5 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on December 12, 2001.

In the opinion of management, information included in this report reflects all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of results for these interim periods.

The results of operations for the three and nine month periods ended April 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2002.

NOTE 2: NET LOSS PER SHARE

In 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS No. 128 supercedes the provisions of APB No. 15, and requires the presentation of basic earnings per share and diluted earnings per share. The Company has adopted the provisions of SFAS No. 128 effective March 21, 2001.

Basic earnings (loss) per share is calculated by dividing the earnings net (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated assuming the issuance of common shares resulting from the exercise of stock options and warrants. Dilutive securities are not included in the calculation of loss per share because their effect would have been anti-dilutive. Accordingly, basic and diluted earnings (loss) per share are the same for the three and nine month periods ended April 30, 2002 and 2001.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards.

Statements No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Dispose of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and a portion of APB Opinion No. 30, "Reporting the Results of Operations". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale.

Classifications as held-for-sale is an important distinction since such assets are not deprecated and are stated at the lower of fair value and carrying amount. This statement also requires expected future operating losses for discontinued operations to be displayed in the period(s) in which the losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure – an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 4: LONG-TERM DEBT

Long-term debt consists of the following as of April 30, 2002 and July 31, 2001:

	2002	2001
The Company's CEO has entered into a loan agreement for the acquisition of the excimer laser used in the operations of the Company. By oral agreement, the Company is acquiring the laser from the CEO under terms which mirror the original loan agreement. This loan bears interest at 10% per annum with interest and principal payable in monthly installments of approximately $6,200. The note is secured by a first security interest in the excimer laser and related equipment. The note is due in November, 2003.	$108,295	$159,083

Unsecured note payable bearing interest at 10% per annum with interest and principal payable in Monthly installments of approximately $3,400. The note is due in November 2002. Payments due to the holder of this note have been assigned to the Internal Revenue Service. During 2002 this note was assumed and satisfied by an executive officer of the Company. The assumption and satisfaction of this debt has been reflected as additional paid in capital as of July 31, 2002. (Note 4)	-	57,000

Capital lease obligation bearing interest at 5.22% per annum with interest and principal payable in monthly installments of $3,158. The obligation expires in April, 2005 with a $1 buyout. The leases relates to an upgrade of laser equipment with net book value of $99,549 at April 30, 2002.	102,318	-
	210,613	216,083
Less: Current portion	(99,741)	(110,263)
	$110,872	$105,820

NOTE 5: SHAREHOLDERS' EQUITY

During the nine months ended April 30, 2002, the Company issued 129,000 shares of common stock in exchange for professional services valued at $12,900. This issuance of stock in exchange services has been recorded on the statements of operations as operating costs.

During the nine months ended April 30, 2002, the Company issued 5,000 shares of common stock in exchange for $10,000 of cash.

On August 1, 2001, the CEO personally assumed and satisfied the unsecured note payable of $57,000. This assumption of debt by the CEO has been recorded as additional paid in capital.

During November, 2001, the CEO made an additional cash contribution to paid in capital equal to $30,000.

NOTE 6: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company can continue as a going concern. The Company has a net loss of $528,804 and a negative cash flows from operating activities of $54,953 for the nine months ended April 30, 2002, and a working capital deficiency of $533,395 and shareholders deficiency of $415,483 as of April 30, 2002 which raises substantial doubts about its ability to continue as a going concern. The financial statements do not include and adjustments that might result from the outcome of this uncertainly.

Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at April 30, 2002, anticipated cash to be generated by operations will be insufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during the next twelve month period. Therefore, the Company is seeking additional equity or debt financing, but there can be no assurance that sufficient additional financing will be available.

NOTE 7: COMMITMENTS AND CONTINGENCIES

On or about December 17, 2002, a charge of discrimination against the Company was filed with the United States Equal Employment Opportunity Commission (the "EEOC") by a former employee, alleging that she was terminated without a valid reason and denied severance benefits in violation of Title VII of the Civil Rights Act of 1964 as amended.

The Company has responded to and denied the charge, stating that the former employee, a probationary employee, was terminated due to the elimination of her position because of a lack of sufficient business that would justify her position, and the duties assigned to her were then reassigned to another employee with greater seniority.

The Company also denied the former employee's factually incorrect allegations that another employee was given a severance package and that she was replaced by another employee. This matter is currently under investigation and is pending in the EEOC office located at 1919 Smith Street, Houston, Texas, 77002. The Company intends to vigorously contest the charge, and it expects a favorable outcome and a finding of no probable cause by the EEOC. Should the former employee then elect to file a lawsuit, which the Company believes to be unlikely, the Company believes that any such complaint would conclude with a favorable outcome to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the information in Item 7, Financial Statements, and other information regarding our financials performance for the period covered by this report included elsewhere in this report. The following discussions and other parts of this report may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in those forward-looking statements. Factors that might cause such differences include, but are not limited to, our history of unprofitability and the uncertainty of our profitability, our ability to develop and introduce new services and products, the uncertainty of market acceptance of those services or products, our potential reliance on collaborative partners, our limited sales and marketing experience, the highly competitive industries in which we operate and general economic and business conditions, some or all of which may be beyond our ability to control.

Management's discussion and analysis of financial condition and Results of operations

The following management discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and accompanying notes and the other financial information included elsewhere in this report.

Overview

We are a medical services company that focuses on delivering laser vision correction surgical procedures to consumers. Our affiliated and employed doctors provide medical care to our clients and we provide the necessary equipment, technical staff, administrative services and the excimer laser, needed for the delivery of laser eye surgery to our clients. We do not practice medicine, rather our affiliated and employed doctors deliver medical care and treatment to eye surgery patients.

We were incorporated on March 21, 2001 as LASIK America, Inc. In October 1995 and in March 1996, the United States Food and Drug Administration approved the use of excimer lasers manufactured by Summit Technology, Inc. and VISX, Inc., to treat low to moderate nearsightedness. In May 2001, we opened our first excimer laser center in Albuquerque, New Mexico. Our plan of expansion includes opening at least one additional laser vision center in Las Vegas, Nevada.

Our doctors perform laser vision correction surgery procedures in our New Mexico center office. We provide our ophthalmologist and optometrist with state-of-the-art equipment and facilities as well as support services necessary to perform vision correction procedures. At present we have one affiliated ophthalmologist, one employed ophthalmologist and one employed optometrist in our center. Our affiliated doctor uses our center to perform laser vision correction surgery on his own patients. In that case, our affiliated doctor relies on us only to provide our state-of-the art laser vision surgery center, equipment and facilities for surgical procedures performed on his own patients. In contrast, our employed doctor performs surgery on clients of our center, which includes delivery of pre and post-operative care. We generate our revenue on the number of surgical procedures we conduct in our center. Currently we receive $440.00 per eye on procedures performed by our affiliated doctor, which is paid to us by our affiliated doctor, and $995.00 per eye on procedures performed by our employed doctor.

Although we have no written agreements with our affiliated or employed doctors, we have agreed to compensate our employed ophthalmologist at the rate of $200,000 per year and our employed optometrist at the rate of $105,000 per year.

To date, the supply of our excimer laser and related equipment has come through agreements that we have entered into with DVI Financial, Inc., Bausch & Lomb, Inc., and a patent license with VISX, Incorporated. In the event that we would not be able to obtain additional excimer lasers and related equipment from these providers, we believe that other satisfactory sources of supply are available now that the FDA has approved additional manufacturers of excimer lasers.

Our plan of operation

We believe that our New Mexico center now in operation can sustain its current operations on current revenue and what we believe will be increased usage of our center by new clients generated from our advertising and marketing efforts, as well as general client awareness of the laser vision correction procedure. At current levels, we are generating a net loss from operations. With current revenues, we have experienced a continuing increase in the number of surgical procedures performed in our center primarily, by dedicating three of our employees to new client development and advertising locally through the placement of kiosks in local shopping malls where high pedestrian traffic exists.  Our New Mexico center has the capacity to perform approximately 100 eye surgery procedures each week and at present, we are performing approximately 20 eye surgeries each week.

We currently generate on average approximately $109,300 per month in gross revenue and believe that we will require approximately $114,800 in gross revenue during the next 12 months to maintain our existing operations. We believe that our cash requirements during the next 12 months will be satisfied through an increase in the number of clients and eye surgery procedures, expected from our advertising and marketing efforts.

Results of operations

Revenues

We derive our revenues directly from the number of laser vision surgical procedures performed at our center. Procedures performed by our affiliated doctor generate revenue to us from the physician, who collects a fee from the patient. Procedures performed by our employed doctor generate revenue directly to us from the patient. Revenues for the quarter ended April 30, 2002 totaled $337,464. Total revenue is predicated on the number of procedures of laser vision correction we performed during the period.

Operating Costs

Operating costs consist of doctor fees, royalty fees, medical supplies, salaries, wages and related costs for general corporate functions. The total operating costs for the quarter ended April 30, 2002 was $674,760. Royalty fees are payable to the licensor of the excimer laser we use for surgical procedures and is currently $110.00 per eye.

Depreciation

Depreciation expense amounted to $23,362 from the depreciation of capital items acquired for use in our operations.

Interest expense

The Company has an interest expense of $15,716 for the quarter ended April 30, 2002.

Net loss

Our net loss for the quarter ended April 30, 2002 was $(398,874).

Liquidity and capital resources

Since our inception, we have financed our operations through revenues and capital raised through the sale of our common stock. As of April 30, 2002, we had a bank overdraft of $22,534. In order to effectuate our business plan as structured we will need to raise significant capital from external sources. In addition, we intend on raising capital internally through the increase in the number of procedures we perform. We currently do not have a credit facility or any commitments for additional financing. If we are unable to obtain adequate financing from internal or external sources we may be unable to fully implement our business plan and may be forced to modify our operations. Cash flows used in operating activities was $(54,953) for the quarter ended April 30, 2002.  Net cash used in investing activities was $4,111 during the same period. Net cash flows provided by financing activities of $59,045 in the quarter ended April 30, 2002.

Recently issued accounting standards

The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards.

Statements No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations.  Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141.  Under SFAS No. 142, intangible assets should be recorded at fair value.  Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized.  All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Dispose of".  SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired.  Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted.  However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", which is effective January 1, 2002.  SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and a portion of APB Opinion No. 30, "Reporting the Results of Operations".  This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale.

Classifications as held-for-sale is an important distinction since such assets are not deprecated and are stated at the lower of fair value and carrying amount.  This statement also requires expected future operating losses for discontinued operations to be displayed in the period(s) in which the losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.  The adoption of SFAS No. 133 did not have any effect on the Company's financial statement presentations or disclosures.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions.  The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002.  Earlier application is encouraged.  The Company does not believe the adoption of this standard will have a material impact on the financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs."  SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel.  Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value.  SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed.  SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148").  SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation.  Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based compensation and the related pro forma disclosures when the intrinsic value method continues to be used.  The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

Item 3.    Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

        (i) this quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and

        (ii) the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

On or about December 17, 2002, a charge of discrimination against the Company was filed with the United States Equal Employment Opportunity Commission (the "EEOC") by a former employee, alleging that she was terminated without a valid reason and denied severance benefits in violation of Title VII of the Civil Rights Act of 1964 as amended.

The Company has responded to and denied the charge, stating that the former employee, a probationary employee, was terminated due to the elimination of her position because of a lack of sufficient business that would justify her position, and the duties assigned to her were then reassigned to another employee with greater seniority.

The Company also denied the former employee's factually incorrect allegations that another employee was given a severance package and that she was replaced by another employee. This matter is currently under investigation and is pending in the EEOC office located at 1919 Smith Street, Houston, Texas, 77002. The Company intends to vigorously contest the charge, and it expects a favorable outcome and a finding of no probable cause by the EEOC. Should the former employee then elect to file a lawsuit, which the Company believes to be unlikely, the Company believes that any such complaint would conclude with a favorable outcome to the Company.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

              None.

Item 4. Submission of Matters to a Vote of Security Holders

              None.

Item 5. Other Information

              None

Item 6. Exhibits and Reports on Form 8-K.

             None.

SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASIK AMERICA, INC.

(Registrant)

Date: June  11 , 2003

/s/ Howard Silverman

Howard Silverman, President and Treasurer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATIONS

 I, Howard Silverman, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Lasik America, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material face necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c.    presented in this quarterly our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent, evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      June 11, 2003

 /s/ Howard Silverman

Howard Silverman, President and Treasurer