Form 10KSB
period 2002-07-31
LASIK AMERICA INC
filed 2003-06-11
CIK 1157814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

 X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended:   July 31, 2002

 OR

 (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to _________

Commission file number: 333-68942

Lasik America, Inc.

(Name of small business issuer in its charter)

Nevada, USA                                                                                                                                                               88-0490720

  (State or other Jurisdiction                                                                                                                   (IRS Employer Identification No.)

of Incorporation or Organization)

6646 Indian School Road, N.E., Albuquerque, New Mexico 87110

(Address of principal executive offices)

(505) 837-2020

(Issuer's Telephone Number)

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:   2,216,043 Common Shares, no par value

                                                                                                                                          (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No  X

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State the issuer's revenues for its most recent fiscal year:   $ 1,311,569

The aggregate market value of the voting and non-voting common equity held by non-affiliates at July 31, 2002 was $   0

As of July 31, 2002, issuer had 2,216,043 shares of common equity issued and outstanding.

As of May 9, 2003, issuer had 2,226,043 shares of common equity issued and outstanding.

Transitional Small Business Disclosure Format: Yes ___ No  X

LASIK AMERICA, INC.

Form 10-KSB

TABLE OF CONTENTS

PART I

Page

Item 1.     Description of Business

Item 2.     Description of Property

Item 3.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Securities Holders

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Item 6.     Management's Discussion and Analysis or Plan of Operation

Item 7.     Financial Statements

Item 8.     Changes In and Disagreements With Accountants on Accounting And Financial Disclosure

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

Item 10.     Executive Compensation

Item 11.     Security Ownership of Certain Beneficial Owners and Management

Item 12.     Certain Relationships and Related Transactions

Item 13.     Exhibits and Reports on Form 8-K

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

LASIK America, Inc. ("Lasik" or the "Company") provides laser vision correction procedures to individuals, at their New Mexico Center Office in Albuquerque, New Mexico.  Lasik's ophthalmologist, and those with whom the Company is affiliated, provide these services using state-of-the-art excimer laser technology. Lasik opened its first LASIK America center in Albuquerque, New Mexico in May 2001.

Corporate background

The Company was incorporated in Nevada on March 21, 2001 as LASIK America, Inc., and since that time has been providing laser vision correction services using the VISX, Incorporated excimer laser.

Business Strategy

Lasik is a provider of laser vision correction procedures in New Mexico. In order to expand and grow its business, the Company hopes to implement the following strategies:

    -   Expand its geographic presence by opening additional centers, with the first expansion center targeted for Las Vegas, Nevada;

    -    Equip its centers with state-of-the-art medical technologies;

    -    Recruit, employ and affiliate talented ophthalmologists and optometrists and capitalize on these doctors' relationships within their local communities; and

    -    Increase its marketing and sales efforts to further penetrate target markets.

The Industry

The laser vision correction industry has experienced dramatic growth during the past five years. Since 1995, approximately 2.25 million Americans have had refractive surgery, including more than 1.5 million who have had LASIK surgery. The American Society of Cataract and Refractive Surgery has concluded that in 2001, approximately 1.8 million LASIK procedures, or 900,000 patients had LASIK eye surgery. The growth trend in LASIK surgical procedures during the last five years has been dramatic, with approximately 170,000 procedures occurring in 1997, 440,000 in 1998, 870,000 in 1999 and 1,500,000 procedures in 2000. Total sales for the laser vision correction industry have been over $1.0 billion since approval of the excimer laser in the U.S. in October 1995. The Company believes that it can take advantage of this growing market through the opening of its New Mexico Center Office, and plans to selectively expand its ability to provide laser vision corrective surgery to new clients by expanding its services to other selected geographic markets.

Currently, all of Lasik's revenues are generated in its New Mexico center by delivering laser vision correction surgical procedures to clients primarily in the Albuquerque metropolitan area. Lasik's revenue is based upon the number of laser vision correction procedures done at its center and is dependent on whether the procedure is completed by one of its affiliated doctors or an employed doctor. Lasik believes that as laser vision surgery becomes more acceptable to the patient population and our advertising and marketing effort takes effect, more clients will have laser vision surgery at our center, and in turn, we expect their revenues to increase.

Common refractive vision disorders

Refractive vision disorders typically result from improper curvature of the cornea relative to the size and shape of the eye. If the curvature of the cornea is not precisely correct, it cannot properly focus the light passing through it onto the retina. The result is a blurred image. The three most common refractive vision disorders are:

    -    Myopia, also known as nearsightedness--images focus in front of the retina, resulting in a blurred perception of distant objects;

    -    Hyperopia, also known as farsightedness--images focus behind the retina, resulting in a blurred perception of near objects;

    -    Astigmatism -- images do not focus on any point due to the varying curvature of the eye along different axes.

Corrective laser vision procedures.  Currently, eyeglasses and contact lenses are the most common and traditional means of correcting common vision disorders. Vision correction is achieved through the use of corrective lenses over the eye. Laser vision correction procedures are designed to reshape the outer layers of the eye to correct refractive vision disorders. Changing the curvature of the cornea with an excimer laser eliminates or reduces the need for corrective lenses. We use the excimer laser, which is approved to treat nearsightedness within parameters of the optical power of the human eye, and is approved to treat farsightedness and astigmatism within other parameters that measure the optical power of the eye.

There are currently two outpatient procedures that we offer at our LASIK-America centers that use the excimer laser to correct common refractive vision disorders. One is laser in-situ keratomileusis, commonly known as LASIK and the other is photorefractive keratectomy, commonly known as PRK. Prior to either LASIK or PRK, an assessment is made of the correction required to program the excimer laser. Using a specially developed algorithm, the software of the excimer laser then calculates the optimal number of pulses needed to achieve the intended correction. The patient reclines in a chair, eyes focused on a fixed target, while the doctor positions the patient's cornea for the procedure. An eyelid holder is inserted to prevent blinking and topical anesthetic eye drops are applied. The excimer laser emits energy in a series of pulses, with each pulse lasting only a few billionths of a second. High-energy ultraviolet light produced by the excimer laser creates a non-thermal process known as ablation, which removes tissue and reshapes the cornea without damaging adjacent tissue. The amount of tissue removed depends upon the amount of corneal reshaping required to correct the vision disorder. The typical procedure takes 15 to 30 minutes from set-up to completion, while the excimer laser is generally used for less than 40 seconds. The front surface of the eye is flattened when corrected for nearsightedness and steepened when corrected for farsightedness. In effect, the change made in the middle or periphery of the cornea is translated to the front surface of the cornea and results in vision correction.

After the procedure, a series of patient follow-up visits are scheduled in Lasik's center, with an ophthalmologist or optometrist, to monitor the corneal healing process, to verify that there are no complications and to test the amount of correction achieved by the laser vision correction procedure.

LASIK

LASIK was approved for commercial use in the U.S. in 1999. Currently, the majority of laser vision correction procedures are LASIK, since it is believed that LASIK generally allows for:

    -    More precise correction than PRK for higher levels of nearsightedness and farsightedness, with or without astigmatism;

    -    Greater predictability of results;

    -    Shorter patient recovery times with less discomfort; and

    -    Decreased possibility of corneal regression.

In the LASIK procedure, a small flap of the cornea is raised by use of a microkeratome, a tiny surgical blade with rapid oscillations. The laser is then applied to the surface of the cornea under the flap and the flap is put back in place. Generally, no bandage contact lens is required and the patient experiences minimal discomfort. LASIK has the advantage of a quicker recovery as compared to PRK. With LASIK, our experience has been that most clients see well enough to drive a car the next day and heal completely within one to three months. LASIK generally allows a doctor to treat both eyes in one visit.

PRK

In PRK procedures, the doctor removes the thin layer of cells covering the outer surface of the cornea by applying the excimer laser pulses directly to the surface of the cornea.

Following the PRK procedure, a contact lens bandage is placed on the eye to protect it. The patient typically experiences discomfort for up to 24 hours and blurred vision for up to 72 hours until the epithelium, the outer surface of the cornea, heals. To alleviate discomfort and promote corneal healing, a doctor will typically prescribe topical pharmaceuticals. Although a patient usually experiences improvement in clarity of vision within a few days following the procedure, it usually takes one to three months for the full benefit of the PRK procedure to be realized. Clients usually have one eye treated per visit.

Lasik's laser vision correction center

Lasik operates one laser vision correction center in Albuquerque, New Mexico, utilizing affiliated and employed doctors. This center is supported by the Company's fully credentialed ophthalmologist and optometrist who perform pre-procedure evaluations, laser vision correction procedures, and post-procedure follow-ups.

Lasik's center has a fully-equipped laser procedure room and three ophthalmic examination rooms: A post-operative room, a vision screening room, a sales and business office and a patient waiting area. It is equipped with a VISX Star laser. The Company also has corneal topography instruments, ophthalmic examination equipment, a computer system, and standard office equipment.

Our intellectual property rights and licenses

In order to provide laser vision corrective surgical procedures to our clients, the Company acquired an excimer laser and related medical equipment and established a facility for the delivery of the surgical procedures. By sales agreement entered into on May 3, 2001 between Dr. Silverman, Lasik's chief executive officer, and TrueVision, a related party supplier, Dr. Silverman purchased medical equipment required to perform laser vision corrective surgery, for a total of $64,000. The purchase price of the equipment is payable under the terms of a promissory note executed by Dr. Silverman providing for 18 monthly payments of $3,423.26 commencing June 1, 2001. The repayment of this amount is collateralized by a first priority lien on the equipment in favor of the seller. Dr. Silverman also entered into a loan and security agreement with DVI Financial, Inc. for the purpose of assuming the balance due on the purchase of the excimer laser used in our facility, whereby Dr. Silverman agreed to pay a total of $185,596 in 30 monthly installments of $6,186.55 commencing June 2001 and continuing until the total principal and interest is paid. The repayment of this amount is collateralized by a first priority lien on the excimer laser in favor of DVI Financial, Inc.

The Company's ability to use the excimer laser to perform laser vision correction procedures in its center is derived from a sales and license agreement that governs the intellectual property rights covering the excimer laser technology. Under that agreement, Lasik is able to purchase "key cards" from the manufacturer of the excimer laser for each surgical procedure using the laser and also to license from the manufacturer all necessary intellectual property rights associated with the laser and related equipment so long as Lasik is in conformity with the terms of each license agreement and so long as they pay the royalty fee included as a part of each license agreement. The key cards and license fee paid to the manufacturer for each surgical procedure is currently $110.00 per eye. The intellectual property rights licensed from the manufacturer of the excimer laser are protected by one or more patents.

Sales and marketing strategy

We are developing and implementing direct marketing campaigns. We believe many of our competitors focus all of their resources on building affiliations with eye care providers, and rely on doctor relationships to produce their clients. Although our relationships with doctors is a key component of our overall strategy, we focus much of our resources directly on the consumer and attempt to create our own client relationships. Our "integrated marketing protocol," a consumer oriented marketing program for our services, was developed to focus our LASIK America staff on existing and prospective clients. Our laser vision correction surgical procedures currently cost approximately $1,990.00 for both eyes. LASIK America-employed doctors deliver our services and are paid a fixed salary with no additional fees. Our LASIK America-affiliated ophthalmologist pays us a facility fee for each eye he performs surgery on at our center, which is currently set at $440.00 per eye. They collect the entire fee from each client.

GENERAL

Employees

At July 31, 2002 the Company operated with approximately 9 employees and consultants.

There is no collective bargaining agreement in place.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company leases a 2,200 square foot facility in New Mexico for a lease of $ 2,310 per month.

ITEM 3.     LEGAL PROCEEDINGS

On or about December 17, 2002, a charge of discrimination against the Company was filed with the United States Equal Employment Opportunity Commission (the "EEOC") by Donna L. Smith-Howard, alleging that she was terminated without a valid reason and denied severance benefits in violation of Title VII of the Civil Rights Act of 1964 as amended.

The Company has responded to and denied the charge, stating that Ms. Smith Howard, a probationary employee, was terminated due to the elimination of her position because of a lack of sufficient business that would justify her position, and the duties assigned to her were then reassigned to another employee with greater seniority.

The Company also denied Ms. Smith-Howard's factually incorrect allegations that another employee was given a severance package and that she was replaced by another employee.  This matter is currently under investigation and is pending in the EEOC office located at 1919 Smith Street, Houston, Texas, 77002.  The Company intends to vigorously contest the charge, and it expects a favorable outcome and a finding of no probable cause by the EEOC. Should Ms. Smith-Howard them elect to file a lawsuit, which the Company believes to be unlikely, the Company believes that any such complaint would conclude with a favorable outcome to the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no public trading market for the common equity of the company.  As of July 31, 2002, there are 29 record holders of common stock of the Company.  The Company has not declared any cash dividends for the past two fiscal years.

SB Item 201(d), Release 33-8048 Information:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (C)
Equity Compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

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

The following table sets forth, for the period March 21, 2001 (inception) through July 31, 2001 and for the year ended July 31, 2002, operating information expressed as a percentage of revenue. The results of operations data for the period March 21, 2001 (inception) through July 31, 2001 and the year ended July 31, 2002 is not necessarily indicative of the results to be expected for future periods.

	Year Ended July 31, 2002	March 21, 2001 (inception) through July 31, 2001

Revenues	100%	100%
Operating Costs	134%	188%
Non-cash compensation	5%	6,699%
Depreciation expense	5%	8%
Interest expense	2%	2%
Total Costs and Expenses	147%	6,897%
Net (loss)	(47)%	(6,797)%

Results of operations

Revenues

We derive our revenues directly from the number of laser vision surgical procedures performed at our center. Procedures performed by our affiliated doctor generate revenue to us from the physician, who collects a fee from the patient. Procedures performed by our employed doctor generate revenue directly to us from the patient. Revenues for the year ended July 31, 2002 totaled $1,311,569 as compared to $184,040 for the period from March 21, 2001 to July 31, 2001. Total revenue is predicated on the number of procedures of laser vision correction we performed during the period.

Operating Costs

Operating costs consist of doctor fees, royalty fees, medical supplies, salaries, wages and related costs for general corporate functions. The total operating costs for the year ended July 31, 2002 was $1,762,191 as compared to $322,722 for the period from March 21, 2001 to July 31, 2001. As a percentage of revenue, operating costs equaled 134% of total revenue during the period as compared to 188% for the period from March 21, 2001 to July 31, 2001. Royalty fees are payable to the licensor of the excimer laser we use for surgical procedures and is currently $110.00 per eye.

Non-cash compensation expense

Non-cash compensation expense consists of expenses related to common stock issued in exchange for services.  Non-cash compensation expense for the year ended July 31, 2002 totaled $67,500 as compared to $12,351,387 for the period from March 21, 2001 to July 31, 2001.  As a percentage of revenue, non-cash compensation equaled 5%as compared to 6,699% for the period from March 21, 2001 to July 31, 2001.

Depreciation

Depreciation expense amounted to $70,678 from the depreciation of capital items acquired for use in our operations as compared to $14,884 for the period from March 21, 2001 to July 31, 2001.

Interest expense

The Company has an interest expense of $29,996 for the year ended July 31, 2002 as compared to $3,884 for the period from March 21, 2001 to July 31, 2001. This  results from our financing costs of some of our capital equipment.

Net loss

Our net loss for the year ended July 31, 2002 was $(618,796) as compared to $(12,508,837) for the period from March 21, 2001 to July 31, 2001.

Liquidity and capital resources

Since our inception, we have financed our operations through revenues and capital raised through the sale of our common stock. As of July 31, 2002 we had a bank overdraft of $11,016. In order to effectuate our business plan as structured we will need to raise significant capital from external sources. In addition, we intend on raising capital internally through the increase in the number of procedures we perform. We currently do not have a credit facility or any commitments for additional financing. If we are unable to obtain adequate financing from internal or external sources we may be unable to fully implement our business plan and may be forced to modify our operations. Cash flows used in operating activities was $29,743 for the year ended July 31, 2002 as compared to $54,778 for the period from March 21, 2001 to July 31, 2001.  Net cash used in investing activities was $4,479 during the same period and $14,341 for the period from March 21, 2001 to July 31, 2001. Net cash flows provided by financing activities of $34,203 in the year ended July 31, 2002 as compared to $69,138 for the period from March 21, 2001 to July 31, 2001.  The $34,203 in 2002 resulted in a capital contribution and a loan from an officer/shareholder..

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

ITEM 7.     FINANCIAL STATEMENTS

LASIK AMERICA, INC.

Financial Statements

For the Year Ended July 31, 2002

and the Period March 21, 2001 (Inception) through July 31, 2001

INDEPENDENT AUDITORS' REPORT

To the board of directors
Lasik America, Inc.

We have audited the accompanying balance sheet of Lasik America, Inc. as of July 31, 2002 and the related statements of operations, changes in shareholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lasik America, Inc. as of July 31, 2002 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a net loss of $618,796 and a negative cash flows from operations of $29,743 for the year ended July 31, 2002 and has a stockholders deficiency of $505,475 and a working capital deficiency of $626,582 as of July 31, 2002 that raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California
April 8, 2003

INDEPENDENT AUDITORS' REPORT

To the Shareholders

Lasik America, Inc.

Albuquerque, New Mexico

We have audited the balance sheet of Lasik America, Inc. (the "Company") as of July 31, 2001, and the related statements of operations, shareholders' deficit and cash flows for the period March 21, 2001 (inception) through July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lasik America, Inc. at July 31, 2001, and the results of its operations and its cash flows for the period March 21, 2001 (inception) through July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited capital resources and a working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Diego, California                                                                                 PKF

August 13, 2001                                                                                          Certified Public Accountants

                                                                                                                       A Professional Corporation

LASIK AMERICA, INC.

Balance Sheets

As of July 31, 2002 and 2001

	2002	2001
ASSETS
Current assets
Cash	$ -	$ 19
Accounts receivable	-	2,370
Other current assets	12,826	7,550

Total current assets	12,826	9,939

Property and equipment, net of accumulated depreciation of $85,561
and $14,884, respectively	258,593	219,773

Total assets	$ 271,419	$ 229,712

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Bank overdraft	$ 11,016	$ -
Accounts payable	207,157	51,537
Patient deposits	-	11,105
Sales tax payable	88,789	12,554
Payroll tax payable	160,375	-
Other current liabilities	62,268	2,512
Current portion of long-term debt	109,803	110,263

Total current liabilities	639,408	187,971

Long-term debt, net of current portion	87,486	105,820
Loan payable to officer	50,000	-

Total liabilities	776,894	293,791

Commitments and contingencies	-	-

Shareholders' deficiency
Preferred Stock, $.001 par value, 100,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized;
2,216,043 issued and outstanding as of July 31, 2002 and
2,082,043 to be issued as of July 31, 2001	2,216	2,082
Additional paid in capital	12,619,942	12,510,176
Deferred compensation	-	(67,500)
Accumulated deficit	(13,127,633)	(12,508,837)

Total shareholders' deficiency	(505,475)	(64,079)

Total liabilities and shareholders' deficiency	$ 271,419	$ 229,712

See accompanying notes to financial statements.

LASIK AMERICA, INC.

Statements of Operations

For the year ended July 31, 2002

and the period March 21, 2001 (Inception) through July 31, 2001

	2002	2001

Revenue	$ 1,311,569	$ 184,040

Costs and expenses
Operating costs	1,762,191	322,722
Non-cash compensation	67,500	12,351,387
Depreciation	70,678	14,884
Interest	29,996	3,884

Total costs and expenses	1,930,365	12,692,877

Net loss	$ (618,796)	$ (12,508,837)

Basic and diluted net loss per share	$ (0.29)	$ (6.01)

Shares used to compute basic and diluted net loss per share	2,164,742	2,082,043

See Accompanying notes to financial statements.

LASIK AMERICA, INC.

Statements of Shareholders' Deficiency

For the year ended July 31, 2002 and the period March 21, 2001 (Inception) through July 31, 2001

	Common Stock		Additional Paid In Capital	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount
Balance, March 21, 2001 (Inception)	-	$ -	$ -	$ -	$ -	$ -

Common Stock to be issued for cash received	1,865,000	1,865	7,420	-	-	9,285

Common stock to be issued to employees	185,000	185	1,109,815	(90,000)	-	1,020,000

Common stock to be issued for cash received	32,043	32	64,054	-	-	64,086

Contributed services of executive officer	-	-	20,000	-	-	20,000

Amortization of deferred compensation	-	-	-	22,500	-	22,500

Compensation expense related to common stock to be issued	-	-	11,308,887	-	-	11,308,887

Net loss for the period March 21, 2001 through July 31, 2001	-	-	-	-	(12,508,837)	(12,508,837)

Balance, July 31, 2001	2,082,043	2,082	12,510,176	(67,500)	(12,508,837)	(64,079)

Amortization of deferred compensation	-	-	-	67,500	-	67,500

Common stock issued for services	129,000	129	12,771	-	-	12,900

Common stock issued for cash	5,000	5	9,995	-	-	10,000

Additional capital contributed	-	-	87,000	-	-	87,000

Net loss for the year	-	-	-	-	(618,796)	(618,796)

Balance, July 31, 2002	2,216,043	$ 2,216	$ 12,619,942	$ -	$ (13,187,633)	$ (505,475)

See accompanying notes to financial statements.

LASIK AMERICA, INC.

Statements of Cash Flows

For the year ended July 31, 2002

and the period March 21, 2001 (Inception) through July 31, 2001

	2002	2001
Cash flows from operating activities
Net loss	$ (618,796)	$ (12,508,837)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	70,678	14,884
Contributed services of executive officer	-	20,000
Value of common stock issued in exchange for services	12,900	12,328,887
Amortization of deferred compensation	67,500	22,500
Changes in operating assets and liabilities:
Decrease/(increase) in:
Accounts receivable	2,370	(2,370)
Other current assets	(5,276)	(7,550)
Increase/(decrease) in:
Accounts payable	155,620	51,537
Patient deposits	(11,105)	11,105
Sales tax payable	76,235	15,066
Payroll tax liabilities	160,375	-
Other liabilities	59,756	-
Net cash used in operating activities	(29,743)	(54,778)

Cash flows from investing activities
Purchase of property and equipment	(4,479)	(14,341)
Net cash used in investing activities	(4,479)	(14,341)

Cash flows from financing activities
Bank overdraft	11,016	-
Borrowing from officer	50,000	-
Proceeds from issuance of common stock	10,000	73,371
Additional capital contributed	30,000	-
Repayments of long-term debt	(66,813)	(4,233)
Net cash provided by financing activities	34,203	69,138

Net increase/(decrease) in cash	(19)	19
Cash at beginning of Period	19	-
Cash at end of Period	$ -	$ 19

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$ 12,585	$ 1,654

Supplemental disclosure of non-cash investing and financing activities
Equipment obtained through issuance of long-term debt	$ -	$ 220,316
Equipment obtained through capital lease obligation	105,019	-
Deferred compensation for shares to employees	-	90,000
Satisfaction of long-term debt by executive officer	57,000	-

See accompanying notes to financial  statements.

LASIK AMERICA, INC.

Notes to Financial Statements

For the year ended July 31, 2002

and the period March 21, 2001 (Inception) through July 31, 2001

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Lasik America, Inc. (the "Company") was incorporated in the State of Nevada on March 21, 2001. The Company operates an ophthalmic laser vision correction center in Albuquerque, New Mexico.

Going Concern

The accompanying financial statements have been prepared assuming that the Company can continue as a going concern. The Company has a net loss of $618,796 and a negative cash flows of $29,743 for the year ended July 31, 2002, and a working capital deficiency of $626,582 and shareholders' deficiency of $505,475 as of July 31, 2002 which raises substantial doubts about its ability to continue as a going concern. The financial statements do not include and adjustments that might result from the outcome of this uncertainly.

Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at July 31, 2002, anticipated cash to be generated by operations will be insufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during 2003. Therefore, the Company is seeking additional equity or debt financing, but there can be no assurance that sufficient additional financing will be available.

Financial Instruments

Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments" requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale of liquidation.

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, accrued liabilities and patient deposits approximate fair value due to the immediate short-term maturity of these financial instruments.

The fair value of the Company's long-term debt approximates the carrying amount based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the depreciable assets which range from three to four years.

Deferred Compensation

Deferred compensation represents the unamortized value of common stock granted to an employee. The deferred compensation recorded in the accompanying 2001 balance sheet was amortized over the service period (one year) required for the employee to vest in the stock grant.

LASIK AMERICA, INC.

Notes to Financial Statements

For the year ended July 31, 2002

and the period March 21, 2001 (Inception) through July 31, 2001

Revenue Recognition

Revenues are generated by the vision correction procedures performed at the Company's laser center. Follow-up corrective procedures for customer satisfaction, consisting of re-treatment, are performed when necessary. Facility fees are derived from the use of the Company's equipment by affiliate doctors who pay the Company a standard fee per procedure. The Company recognizes revenues when the vision correction procedures are performed. Discounts are negotiated during the evaluation process and are recorded at the time revenues are recognized and the service is performed.

Concentration Risk

The Company's revenues are generated by the vision correction procedures performed at its laser center in Albuquerque, New Mexico. If the demand for this procedure decreased or if the Company's ability to continue to provide this service was impaired, the Company's revenue source would be severely impacted.

The Company is dependent on a small number of manufacturers for the supply of its excimer laser and related equipment. If any of these manufacturers were unable to continue to provide this equipment, the Company's revenue generating ability would be severely impacted.

Earnings Per Share

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

Basic earnings (loss) per share is calculated by dividing the earnings net (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated assuming the issuance of common shares resulting from the exercise of stock options and warrants. Dilutive securities are not included in the calculation of loss per share because their effect would have been anti-dilutive. Accordingly, basic and diluted earnings (loss) per share are the same for the year ended July 31, 2002 and the period March 21, 2001 (Inception) through July 31, 2001.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

LASIK AMERICA, INC.

Notes to Financial Statements

For the year ended July 31, 2002

and the period March 21, 2001 (Inception) through July 31, 2001

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value method of accounting for stock-based compensation.

The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose the pro forma effect on net loss and net loss per share had the fair value of the stock options been exercised. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's common stock at the date of the grant above the amount an employee must pay to acquire the common stock.

In accordance with SFAS No. 123, with respect to stock-based employee compensation, the value of the stock-based award is determined using the Black-Scholes option pricing model, whereby compensation cost is the fair value of the award as determined by the pricing model at the grant date or other measurement date. The resulting amount is charged to expense on the straight-line method. To date no options to employees or non-employees have resulted in benefit.

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

LASIK AMERICA, INC.

Notes to Financial Statements

For the year ended July 31, 2002

and the period March 21, 2001 (Inception) through July 31, 2001

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

LASIK AMERICA, INC.

Notes to Financial Statements

For the year ended July 31, 2002

and the period March 21, 2001 (Inception) through July 31, 2001

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

Reclassifications

Certain reclassifications have been made to the 2001 amounts to conform to 2002 presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of July 31, 2002 and 2001:

	2002	2001
Medical equipment	$ 228,272	$ 224,161
Assets obtained through capital lease obligation	105,019	-
Office equipment, furniture and fixtures	10,863	10,496
	344,154	234,657
Less accumulated depreciation	(85,561)	(14,884)
Net property and equipment	$ 258,593	$219,773

LASIK AMERICA, INC.

Notes to Financial Statements

For the year ended July 31, 2002

and the period March 21, 2001 (Inception) through July 31, 2001

NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following as of July 31, 2002 and 2001:

	2002	2001
The Company's CEO has entered into a loan agreement for the acquisition of the excimer laser used in the operations of the Company. By oral agreement, the Company is acquiring the laser from the CEO under terms which mirror the original loan agreement. This loan bears interest at 10% per annum with interest and principal payable in monthly installments of approximately $6,200. The note is secured by a first security interest in the excimer laser and related equipment. The note is due in November, 2003.	$97,683	$159,083

Unsecured note payable bearing interest at 10% per annum with interest and principal payable in Monthly installments of approximately $3,400. The note is due in November 2002. Payments due to the holder of this note have been assigned to the Internal Revenue Service. During 2002 this note was assumed and satisfied by an executive officer of the Company. The assumption and satisfaction of this debt has been reflected as additional paid in capital as of July 31, 2002. (Note 5)	-	57,000

Capital lease obligation bearing interest at 5.22% per annum with interest and principal payable in monthly installments of $3,158. The obligation expires in April, 2005 with a $1 buyout. The leases relates to an upgrade of laser equipment with net book value of $94,080 at July 31, 2002.	99,606	-
	197,289	216,083
Less: Current portion	(109,803)	(110,263)
	$87,486	$105,820

Aggregate maturities of long-term obligations at July 31, are as follows:

2003	$109,803
2004	59,672
2005	27,814

$197,289

LASIK AMERICA, INC.

Notes to Financial Statements

For the year ended July 31, 2002

and the period March 21, 2001 (Inception) through July 31, 2001

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

During the year ended July 31, 2002, the Company leased its facility on a month to month basis. Subsequent to July 31, 2002, the Company has entered an agreement to the lease its existing facility for three years beginning in February, 2003. The Company has also entered into a maintenance agreement for the laser equipment which will expire in May of 2003. The minimum future obligations under these agreements are as follows:

2003	$62,127
2004	28,298
2005	29,453
2006	15,015

$134,893

Litigation

On or about December 17, 2002, a charge of discrimination against the Company was filed with the United States Equal Employment Opportunity Commission (the "EEOC") by Donna L. Smith-Howard, alleging that she was terminated without a valid reason and denied severance benefits in violation of Title VII of the Civil Rights Act of 1964 as amended.

The Company has responded to and denied the charge, stating that Ms. Smith Howard, a probationary employee, was terminated due to the elimination of her position because of a lack of sufficient business that would justify her position, and the duties assigned to her were then reassigned to another employee with greater seniority.

The Company also denied Ms. Smith-Howard's factually incorrect allegations that another employee was given a severance package and that she was replaced by another employee.  This matter is currently under investigation and is pending in the EEOC office located at 1919 Smith Street, Houston, Texas, 77002. The Company intends to vigorously contest the charge, and it expects a favorable outcome and a finding of no probable cause by the EEOC. Should Ms. Smith-Howard them elect to file a lawsuit, which the Company believes to be unlikely, the Company believes that any such complaint would conclude with a favorable outcome to the Company.

LASIK AMERICA, INC.

Notes to Financial Statements

For the year ended July 31, 2002

and the period March 21, 2001 (Inception) through July 31, 2001

Delinquent Payroll and Gross Receipts Taxes

During the year ended July 31, 2002, the Company became delinquent on employment taxes payable to the Internal Revenue Service and on gross receipts taxes payable to the State of New Mexico. The liability for these taxes has been shown on the balance sheet as of July 31, 2002. The Company has started negotiations with both the Internal Revenue Service and the State of New Mexico and expects to payoff the entire amount of taxes owed.

NOTE 5 - SHAREHOLDERS' EQUITY

(A)  During March 2001, the Company sold 1,090,000 shares of common stock to the Company's CEO. As of July 31, 2001, these shares had not been issued. Proceeds from this transaction amounted to $8,510. Management has valued these shares at $6.00 per share based on the proximity of an anticipated initial public offering which is discussed in part (B) of this note. As a result of this, the Company realized a charge of $6,531,490 relating to this transaction which has been accounted for in the accompanying statements of operations as non-cash compensation.

During March 2001, the Company sold 775,000 shares of common stock to individuals, considered to related parties to the CEO, in conjunction with the formation of the Company. As of July 31, 2001, these shares had not been issued. Proceeds from this transaction amounted to $775. Management has valued these shares at $6.00 per share based on the proximity of the anticipated initial public offering. As a result of this, the Company realized a charge of $4,649,225 relating to this transaction which has been accounted for in the accompanying statements of operations as non-cash compensation.

During April 2001, the Company granted 185,000 shares of common stock to employees. As of July 31, 2001, these shares had not been issued. Management has valued these shares at $6.00 per share based on the proximity of the anticipated initial public offering. One employee's stock award vests over a one year period. Accordingly, this amount is being amortized over the vesting period. As a result of these stock grants, the Company has taken a charge of $1,042,500, net of deferred compensation, which has been accounted for in the accompanying statements of operations as operating costs.

During April, May and June 2001, the Company sold 32,043 shares of common stock to individuals considered to be related parties to the CEO. As of July 31, 2001, these shares had not been issued. Proceeds from these transactions amount to $64,086. Management has valued these shares at $6.00 per share based on the proximity of the anticipated initial public offering. As a result of this, the Company has taken a charge of $128,172 relating to this transaction which has been accounted for in the accompanying statements of operations as operating costs.

For the period from March 21, 2001 (inception) through July 31, 2001, the CEO contributed services with a fair value of $20,000, at no cost. This amount is included in additional paid in capital and in operating costs for the period from March 21, 2001 (inception) through July 31, 2001.

(B)  In December 2001, the Company's Sb-2/A registration statement became effective for a planned initial public offering of 425,000 units of common stock and warrants and 125,000 units on behalf of a selling shareholder.  Each unit has a price of $6.10 and consisted on one common stock and one redeemable common stock purchase warrant to purchase one additional share of common stock.

The terms of the public offering required that the offering terminate by January 31, 2002, or sixty days thereafter, if the offering was extended by the representative underwriters.  The public offering was extended to March 31, 2002, but was terminated at that time.

None of the units offered by the Company or the selling shareholder were sold in the public offering.  Therefore, no proceeds from the planned public offering were received by the Company or the selling shareholder prior to the termination date and thus the offering has been deemed by the Company to be abandoned.

During the year ended July 31, 2002, the Company issued 129,000 shares of common stock in exchange for professional services valued at $12,900.  This issuance of stock in exchange for services has been recorded on the statements of operations as operating costs.

During the year ended July 31, 2002, the Company issued 129,000 shares of common stock in exchange for professional services valued at $12,900. This issuance of stock in exchange services has been recorded on the statements of operations as operating costs.

During the year ended July 31, 2002, the Company issued 5,000 shares of common stock in exchange for $10,000 of cash.

During the year ended July 31, 2002, the CEO personally assumed and satisfied the unsecured note payable of $57,000. This assumption of debt by the CEO has been recorded as additional paid in capital.

During November, 2001, the CEO made an additional cash contribution to paid in capital equal to $30,000.

LASIK AMERICA, INC.

Notes to Financial Statements

For the year ended July 31, 2002

and the period March 21, 2001 (Inception) through July 31, 2001

NOTE 6 - INCOME TAXES

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of July 31, 2002 and 2001.

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$349,600	$102,600

Gross deferred tax assets	349,600	102,600

Less valuation allowance	(349,600)	(102,600)

Deferred tax assets	$ -	$ -

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. Additionally, net operating loss carryforwards may be limited because of changes in ownership.

As of July 31, 2002 and 2001, the Company has net operating loss carryforwards for both federal and state income tax purposes of approximately $876,000. Federal net operating loss carryforwards begin to expire in 2021; state net operating loss carryforwards begin to expire in 2006.

A reconciliation of the effective tax rates with the federal statutory rate is as follows for the period ended July 31, 2002 and 2001:

	2002	2001
Beginning deferred	$ -	$ -
Federal income tax benefit at 35% statutory rate	(217,000)	(90,200)
State income taxes at 4.8% statutory rate	(30,000)	(12,400)
Change in valuation allowance	247,000	102,600
Deferred tax assets	$ -	$ -

NOTE 7 - RELATED PARTY TRANSACTION

During 2002 the CEO of the Company made a loan to the Company in the amount of $50,000. The loan bears interest at the Internal Revenue Service's applicable federal rate. Unpaid interest on the loan as of July 31, 2002 is $2,248 which is included in accrued expenses.

During April 2001, the Company acquired certain medical and office equipment from a related entity via the execution of a promissory note by the CEO to the related entity.  The Company orally agreed to acquire the equipment from the CEO under the same terms.  This promissory note was assigned by the related party to the Internal Revenue Service.  During 2002, this note was assumed and satisfied by an executive officer of the Company. (See Note 2).

NOTE 8 - STOCK WARRANTS

During the period ended July 31, 2002, the Company issued 125,000 warrants to an existing shareholder. The warrants granted the shareholder the right to purchase, for $7.20, an additional share of common stock for each common share currently owned by the shareholder and expire in 2006. The value of warrants at the time of issuance was nominal since there was no active market for either the stock or the warrants. As of July 31, 2002 all of the warrants remained outstanding.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

(a) Previous independent accountants

     (i) Effective February 14, 2003 , Lasik America, Inc. ("Lasik" or "Registrant"), confirmed with its auditors, PKF, Certified Public Accountants, A Professional Corporation ("PKF"), that the firm would no longer be representing the Registrant as its accountants. As of that date, Registrant informed PKF that it was engaging a new audit firm as the Registrant's accountants.

     (ii) PFK last reported on Registrant's financial statements as of December 12, 2001. Lasik's financial statements for fiscal year 2001, as audited by PKF, did not contain any adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles.

     (iii) The change of independent accountants was ratified by the Board of Directors of Lasik on February 14, 2003.

     (iv) During Lasik's fiscal year 2001 and the subsequent interim period through February 14, 2003, there were no disagreements with PKF on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, to PKF's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

     (v) During fiscal year 2001 and the subsequent interim period through February 14, 2003, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

            (a) During fiscal year 2001 and the subsequent interim period through February 14, 2003, PKF did not advise Lasik that the internal controls necessary for the registrant to develop reliable financial statements do not exist.

            (b)  During fiscal year 2001 and the subsequent interim period through February 14, 2003, PKF did not advise Lasik that any information had come to their attention which had led them to no longer be able to rely on management's representation, or that had made PKF unwilling to be associated with the financial statements prepared by management.

            (c)  During fiscal year 2001 and the subsequent interim period through February 14, 2003 , PKF did not advise Lasik that the scope of any audit needed to be expanded significantly or that more investigation was necessary.

            (d)  During fiscal year 2001 and the subsequent interim period through February 14, 2003, PKF did not advise Lasik that there was any information which the accountants concluded would materially impact the fairness and reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements.

     (vi) The Registrant has requested that PKF furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated June 11, 2003, is filed as Exhibit 16.1 to Company's Form 8-K filed with the SEC on June 11, 2003.

     (b) New independent accountants

     The Registrant has engaged Weinberg & Company, P.A. as its new independent accountant on February 14, 2003 .. Prior to February 18, 2003, the Registrant had not consulted with Weinberg & Company, P.A. regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and no written report or oral advice was provided to the Registrant by Weinberg & Company, P.A. concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,  COMPLIANCE WITH

                   SECTION  16(a) OF THE EXCHANGE ACT

The table below lists, as of July 31, 2002, the names of the Directors and Executive Officers of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. The Executive Officers serve at the pleasure of the Board of Directors. All Directors and Executive Officers are residents and citizens of the United States.

Directors and Executive Officers

Name	Age	Date Elected or Appointed
Dr. Howard Silverman, Chairman, CEO, Treasurer and Director	60	May 21, 2001
Robert S. Helmer, COO and Director	46	May 21, 2001
Stuart S. Greenberg, Director	69	May 21, 2001
Steven De Vicenzi, Director	58	May 21, 2001

Dr. Howard P. Silverman is Lasik's founding shareholder and has been its chief executive officer, chairman of the board, treasurer and a director, since its inception. He has been involved in various companies developing products and methods of delivery from the ophthalmic industry. Such companies include Precision Contract Lens Labs, Inc., Diversified Health Industries, Inc., Hydro Optics, Inc., Staar Surgical Company and Vision Science, Inc. From 1991 until the date Lasik was incorporated, Dr. Silverman has been actively involved in a private consulting business designed to address the capital and corporate structural needs of companies in the ophthalmic and vision correction industries. In addition, from 1994 to 1997, Dr. Silverman served as an investment banking professional at Rickel & Associates, in New York, New York.

Robert S. Helmer has been Lasik's chief operating officer in the Albuquerque, New Mexico center since the Company began operations in May, 2001. Prior to joining Lasik in that capacity, Mr. Helmer served as the clinical support manager from October, 1998 to April, 2001, for TrueVision International, Inc., another company that performed eye vision corrective surgical procedures in Albuquerque, New Mexico. Mr. Helmer is a graduate physician and surgical assistant with 25 years of medical experience in emergency medicine, laser medicine, dermatology, cosmetic surgery and hair transplant surgery. From May 1998 until October, 1998, Mr. Helmer was a director and the president of the International College of Skin-Care Specialists. From October 1991 to October 1995, Mr. Helmer was a surgical assistant with Qualified Emergency Specialists, Inc., in Cincinnati, Ohio, and from February 1991 to December 1991 was a surgical assistant and electrologist for Dermatology Associates of Atlanta, Georgia. Mr. Helmer has been a certified ophthalmic laser technician since September 1998 and a certified microkeratome technician since June 1999. Mr. Helmer received his associate of applied science degrees as a physician's assistant and surgical assistant in 1974 from the Cincinnati Technical College. He is a member of the American Academy of Physicians Assistants.

Stuart S. Greenberg became one of Lasik's directors in May, 2001. Mr. Greenberg has worked with a number of leading investment banking and securities firms for over 35 years, having entered the field in 1960 with Merrill Lynch. From March 2001 to the present, Mr. Greenberg has served as the managing director of the investment banking division of West America Securities Corp., located in Westlake Village, California. From March 1999 to February 2001, Mr. Greenberg was the managing director of R.H. Investment Corp., an investment banking firm located in Los Angeles, California. From March 1992 to April 1996, he served in the capacities of chairman of the board and the chief executive officer of Baraban Securities. During a portion of that same time frame, Mr. Greenberg also functioned as the chairman of the board and chief executive officer of M.A. Investment Corp. out of Los Angeles, California. Mr. Greenberg has experience as branch manager, regional sales manager, as well as national sales manager during his tenure in the securities and brokerage industry. He received his bachelors degree from the City College of New York and a banking certification from the American Banking Institute of Banking in New York, New York.

Steven Lee De Vincenzi became one of Lasik's directors in May, 2001. From March 2000 to the present time, Mr. De Vincenzi has served as a senior vice president of sales and marketing with Medpay, WebCVO and HealthCap. There, he is responsible for sales, marketing and business development for three pre-public offering companies that provide internet services to medical solution companies. From October 1992 to February 2000, Mr. De Vincenzi served as the president and chief operating officer of Interlink Rehab Services of California. In that position, Mr. De Vincenzi was responsible for all operations, business development and marketing for his company, which contracted for therapy services to 35 nursing facilities and outpatient clinics. Between May, 1991 and October, 1992, Mr. De Vincenzi was the vice president--western region for Monroe Systems for Business. There he had full profit and loss responsibility for sales, service and the administration of 40 branch offices in 13 Western states. Mr. De Vincenzi received his bachelor of science degree in marketing and his masters in business administration in marketing and finance from California State University in Long Beach, California.

Involvement in Certain Legal Proceedings

None.

Family Relationships

There are no family relationships between any of the officers and/or directors.

ITEM 10.     EXECUTIVE COMPENSATION

Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts

Howard Silverman CEO/Chairman/Treasurer/ Director	2000	n/a	n/a	n/a	n/a	n/a
	2001	0	0	0	0	125,000		1,090,000 shares
	2002	0	0	0	0	0

Robert S. Helmer, COO	2000	0	0	0	0	0		150,000 shares
	2001	45,012	0	0	0	0
	2002	76,615	0	0	0	0

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant is a publicly owned corporation, the shares of which are owned by United States residents. The Registrant is not controlled directly or indirectly by another corporation or any foreign government.

The table below lists, as of July 31, 2002, all persons/companies the Registrant is aware of as being the beneficial owner of more than five percent (5%) of the common stock of the Registrant.

5% Shareholders

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (#)

                    Common                               SM Gheric Trust*                                         950,000                                                 42.9%

                    Common                               Howard Silverman                                        140,000                                                   6.3%

                    Common                               Robert Helmer                                               150,000                                                   6.8%

                                                                                           Total                            1,240,000                                                 56.0%

    * SM Gheric Trust - The trustee is Bruce M. Silverman and the beneficiaries of the trust assets are Bruce Silverman, Jeffrey Silverman, and Jodi Silverman

The table below lists all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group, as of July 31, 2002.

Shareholdings of Directors and Executive Officers

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (#)

                    Common                               Howard Silverman                                        140,000                                                   6.3%

                    Common                               Robert Helmer                                               150,000                                                   6.8%

                    Common                               Stuart Greenberg                                            50,000                                                   2.3%

                    Common                               Steven Di Vincenzi                                         50,000                                                   2.3%

                                                                                                                                           390,000                                                 17.7%

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    I.

            1.     Index to Financial Statements

            2 .    Independent Auditors' Reports

            3.     Consolidated Balance Sheets at July 31, 2002

            4.     Consolidated Statement of Loss and Accumulated Deficit for the year ended July 31, 2002 and period from inception

                    March 21, 2001 to July 31, 2001

            5.     Consolidated Statement of Cash Flows for the years ended July 31, 2002 and period from inception March 21, 2001 to July

                    31, 2001

            6.     Statement of Statement of Changes in Stockholders' Equity for the years ended July 31, 2002 and period from inception

                    March 21, 2001 to July 31, 2001

            7.     Notes to Financial Statements

     II.     Financial statement schedules required to be filed by Item 8 and paragraph (d) of this Item 13:

          All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     III. The exhibits are listed in the index of exhibits

(b)

(c) The index of exhibits

        99.1 - Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lasik America, Inc.,

a Nevada corporation

Date: June 11, 2003

By: /s/ Howard Silverman

          Howard Silverman, President & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: June 11, 2003

By: /s/ Howard Silverman

          Howard Silverman, President & Treasurer

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Howard Silverman, President and Treasurer of Lasik America, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003	/s/ Howard Silverman
Howard Silverman, President and Treasurer