Form 10QSB
period 2002-10-31
LASIK AMERICA INC
filed 2003-06-24
CIK 1157814

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 2002

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

Class Shares outstanding at October 31, 2002

---------------------------------------------------------------

Common Stock, no par value 2,226,043

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of October 31, 2002 (Unaudited) and July 31, 2002	F-1

Condensed Statements of Operations for the three months ended October 31, 2002 and 2001 (Unaudited)	F-2

Condensed Statements of Cash Flows for the three months ended October 31, 2002 and 2001 (Unaudited)	F-3

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)	F-4 to F-6

LASIK AMERICA, INC.

CONDENSED BALANCE SHEETS

	October 31, 2002 (Unaudited)	July 31, 2002
ASSETS
Current assets
Cash	$ -	$ -
Prepaid expenses and other current assets	9,943	12,826

Total current assets	9,943	12,826

Property and equipment, net of accumulated depreciation of
$107,298 and $85,561, respectively	236,857	258,593

Total assets	$ 246,800	$ 271,419

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Bank overdraft	$ 6,044	$ 11,016
Accounts payable	197,755	207,157
Gross receipts tax payable	108,308	88,789
Payroll taxes payable	194,799	160,375
Other current liabilities	60,142	62,268
Current portion of long-term debt	112,131	109,803

Total current liabilities	679,179	639,408

Long-term debt, net of current portion	60,696	87,486
Loan payable to officer	73,900	50,000

Total liabilities	813,775	776,894

Commitments and contingencies	-	-

Shareholders' deficiency
Preferred Stock, $.001 par value, 100,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized;
2,226,043 and 2,216,043 issued and outstanding as of
October 31, 2002 and July 31, 2002, respectively	2,226	2,216
Additional paid in capital	12,639,912	12,619,942
Accumulated deficit	(13,209,113)	(13,127,633)

Total shareholders' deficiency	(566,975)	(505,475)

Total liabilities and shareholders' deficiency	$ 246,800	$ 271,419

See accompanying notes to condensed financial statements.

LASIK AMERICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	October 31, 2002	October 31, 2001

Revenue	$ 335,813	$ 293,213

Costs and expenses
Operating costs	386,580	333,470
Non-cash compensation	-	22,500
Depreciation	21,736	11,873
Interest	8,977	4,876

Total costs and expenses	417,293	372,719

NET LOSS	$ (81,480)	$ (79,506)

Basic and diluted net loss per share	$ (0.04)	$ (0.04)

Shares used to compute basic and diluted
net loss per share	2,221,757	2,082,043

See accompanying notes to condensed financial statements.

LASIK AMERICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	October 31, 2002	October 31, 2001
Cash flows from operating activities
Net loss	$ (81,480)	$ (79,506)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	21,736	11,873
Amortization of deferred compensation	-	22,500
Changes in operating assets and liabilities:
Decrease/(increase) in:
Accounts receivable	-	(17,000)
Prepaid expenses and other current assets	2,883	-
Increase/(decrease) in:
Accounts payable	(9,402)	60,064
Patient deposits	-	(4,605)
Sales tax payable	19,519	-
Payroll tax liabilities	34,424	-
Other liabilities	(2,126)	27,572
Net cash (used in) provided by operating activities	(14,446)	20,898

Cash flows from financing activities
Bank overdraft	(4,972)	10,516
Borrowing from officer	23,900	50,000
Increase in prepaid offering costs	-	(52,777)
Proceeds from issuance of common stock	19,980	-
Repayments of long-term debt	(24,462)	(28,656)
Net cash provided by (used in) financing activities	14,446	(20,917)

Net increase/(decrease) in cash	-	(19)
Cash at beginning of Period	-	19
Cash at end of Period	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$ 5,609	$ 4,876

See accompanying notes to condensed financial statements.

LASIK AMERICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2002 (UNAUDITED)

NOTE 1:    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements in this report have been prepared by Lasik America, Inc. without audit, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended July 31, 2002, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 11, 2003.

In the opinion of management, information included in this report reflects all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of results for these interim periods.

The results of operations for the three month period ended October 31, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2003.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2:    RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity".  SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity.  The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.  This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 3:    NET LOSS PER SHARE

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

Basic earnings (loss) per share is calculated by dividing the earnings net (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated assuming the issuance of common shares resulting from the exercise of stock options and warrants. Dilutive securities are not included in the calculation of loss per share because their effect would have been anti-dilutive. Accordingly, basic and diluted earnings (loss) per share are the same for the three month periods ended October 31, 2002 and 2001.

NOTE 4:    LONG-TERM DEBT

Long-term debt consists of the following as of October 31, 2002 and July 31, 2002:

	OCTOBER 31, 2002	JULY 31, 2002

The Company's CEO has entered into a loan agreement for the acquisition of the excimer laser used in the operations of the Company. By oral agreement, the Company is acquiring the laser from the CEO under terms which mirror the original loan agreement. This loan bears interest at 10% per annum with interest and principal payable in monthly installments of approximately $6,200. The note is secured by a first security interest in the excimer laser and related equipment. The note is due in November 2003.	$81,431	$97,683

Capital lease obligation bearing interest at 5.22% per annum with interest and principal payable in monthly installments of $3,158. The obligation expires in April 2005 with a $1 buyout. The lease relates to an upgrade of laser equipment with net book value of $94,080 at July 31, 2002.	91,396	99,606
	172,827	197,289
Less: Current portion	(112,131)	(109,803)

	$60,696	$87,486

NOTE 5:    SHAREHOLDERS' EQUITY

During the three months ended October 31, 2002, the Company issued 10,000 shares of common stock in exchange for $19,980 of cash.

NOTE 6:    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $81,480 and a negative cash flows from operations of $14,446 for the three months ended October 31, 2002, and a working capital deficiency of $669,236 and shareholders' deficiency of $566,975 as of October 31, 2002 which raises substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at October 31, 2002, anticipated cash to be generated by operations will be insufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during the next twelve month period. Therefore, the Company is seeking additional equity or debt financing, but there can be no assurance that sufficient additional financing will be available.

NOTE 7:    COMMITMENTS AND CONTINGENCIES

Litigation

On or about December 17, 2002, a charge of discrimination against the Company was filed with the United States Equal Employment Opportunity Commission (the "EEOC") by an employee, alleging that she was terminated without a valid reason and denied severance benefits in violation of Title VII of the Civil Rights Act of 1964 as amended.

The Company has responded to and denied the charge, stating that the employee was a probationary employee that was terminated due to the elimination of her position because of a lack of sufficient business that would justify her position, and the duties assigned to her were then reassigned to another employee with greater seniority.

The Company also denied the employee's factually incorrect allegations that another employee was given a severance package and that she was replaced by another employee. This matter is currently under investigation and is pending in the EEOC office located in Houston, Texas. The Company intends to vigorously contest the charge, and it expects a favorable outcome and a finding of no probable cause by the EEOC. Should the employee then elect to file a lawsuit, which the Company believes to be unlikely, the Company believes that any such complaint would conclude with a favorable outcome to the Company.

Delinquent Payroll and Gross Receipts Taxes

The Company has become delinquent on employment taxes payable to the Internal Revenue Service and on gross receipts taxes payable to the State of New Mexico. The liability for these taxes has been shown on the balance sheet as of October 31, 2002. The Company has started negotiations with both the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed.

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

We currently generate on average approximately $112,000 per month in gross revenue and believe that we will require approximately $114,800 in gross revenue during the next 12 months to maintain our existing operations. We believe that our cash requirements during the next 12 months will be satisfied through an increase in the number of clients and eye surgery procedures, expected from our advertising and marketing efforts.

Results of operations

Revenues

We derive our revenues directly from the number of laser vision surgical procedures performed at our center. Procedures performed by our affiliated doctor generate revenue to us from the physician, who collects a fee from the patient. Procedures performed by our employed doctor generate revenue directly to us from the patient. Revenues for the quarter ended October 31, 2002 totaled $335,813 as compared to $293,213 for the quarter ended October 31, 2002.  Total revenue is predicated on the number of procedures of laser vision correction we performed during the period.

Operating Costs

Operating costs consist of doctor fees, royalty fees, medical supplies, salaries, wages and related costs for general corporate functions. The total operating costs for the quarter ended October 31, 2002 was $386,580 as compared to $333,470 for the quarter ended October 31, 2001. Royalty fees are payable to the licensor of the excimer laser we use for surgical procedures and is currently $110.00 per eye.

Depreciation

Depreciation expense from the depreciation of capital items acquired for use in our operations amounted to $21,736 for the quarter ended October 31, 2002 as compared to $11,873 for the quarter ended OCtober 31, 2001. from the depreciation of capital items acquired for use in our operations.

Interest expense

The Company has an interest expense of $8,977 for the quarter ended October 31, 2002 as compared to $4,876 for the quarter ended October 31, 2001.

Net loss

Our net loss for the quarter ended October 31, 2002 was $81,480 as compared to a loss of $79,506 for the quarter ended October 31, 2001.

Liquidity and capital resources

Since our inception, we have financed our operations through revenues and capital raised through the sale of our common stock. As of October 31, 2002, we had a bank overdraft of $6,044. In order to effectuate our business plan as structured we will need to raise significant capital from external sources. In addition, we intend on raising capital internally through the increase in the number of procedures we perform. We currently do not have a credit facility or any commitments for additional financing. If we are unable to obtain adequate financing from internal or external sources we may be unable to fully implement our business plan and may be forced to modify our operations. Cash flows used in operating activities was $(14,446) for the quarter ended October 31, 2002 as compared to $20,898 provided by operating activities for the quarter ended October 31, 2001.  Net cash flows provided by financing activities of $14,446 in the quarter ended October 31, 2002 as compared to ($20,917) used in financing activities for the quarter ended October 31, 2001.

The Company's auditors, in their opinion dated April 8, 2003, included a going concern paragraph in their report.  Management believes that the Company will be able to fund operations over the next 12 months.

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

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity".  SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity.  The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.  This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

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

The Company also denied the former employee’s factually incorrect allegations that another employee was given a severance package and that she was replaced by another employee. This matter is currently under investigation and is pending in the EEOC office located at 1919 Smith Street, Houston, Texas, 77002. The Company intends to vigorously contest the charge, and it expects a favorable outcome and a finding of no probable cause by the EEOC. Should the former employee then elect to file a lawsuit, which the Company believes to be unlikely, the Company believes that any such complaint would conclude with a favorable outcome to the Company.

Item 2. Changes in Securities

During the three months ended October 31, 2002, the Company issued 10,000 shares of common stock in exchange for $19,980 of cash.

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

LASIK AMERICA, INC.

(Registrant)

Date: June  24, 2003

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

Date:      June 24, 2003

 /s/ Howard Silverman

Howard Silverman, President and Treasurer