Form 10QSB
period 2003-01-31
LASIK AMERICA INC
filed 2003-06-24
CIK 1157814

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 2003

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

Class Shares outstanding at January 31, 2003

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of January 31, 2003 (Unaudited) and July 31, 2002	F-1

Condensed Statements of Operations for the three months and six months ended January 31, 2003 and 2002 (Unaudited)	F-2

Condensed Statements of Cash Flows for the six months ended January 31, 2003 and 2002 (Unaudited)	F-3

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)	F-4 to F-6

LASIK AMERICA, INC.

CONDENSED BALANCE SHEETS

	January 31, 2003 (Unaudited)	July 31, 2002
ASSETS
Current assets
Cash	$ -	$ -
Prepaid expenses and other current assets	7,060	12,826

Total current assets	7,060	12,826

Property and equipment, net of accumulated depreciation of $129,034
and $85,561, respectively	215,121	258,593

Total assets	$ 222,181	$ 271,419

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Bank overdraft	$ 6,727	$ 11,016
Accounts payable	193,806	207,157
Gross receipts tax payable	127,797	88,789
Payroll taxes payable	210,738	160,375
Other current liabilities	63,571	62,268
Current portion of long-term debt	104,872	109,803

Total current liabilities	707,511	639,408

Long-term debt, net of current portion	45,761	87,486
Loan payable to officer	73,900	50,000

Total liabilities	827,172	776,894

Commitments and contingencies	-	-

Shareholders' deficiency
Preferred Stock, $.001 par value, 100,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized;
2,226,043 and 2,216,043 issued and outstanding as of
January 31, 2003 and July 31, 2002, respectively	2,226	2,216
Additional paid in capital	12,639,912	12,619,942
Accumulated deficit	(13,247,129)	(13,127,633)

Total shareholders' deficiency	(604,991)	(505,475)

Total liabilities and shareholders' deficiency	$ 222,181	$ 271,419

See accompanying notes to condensed financial statements.

LASIK AMERICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31, 2003	January 31, 2002	January 31, 2003	January 31, 2002

Revenue	$ 335,318	$ 322,207	$ 671,131	$ 615,420

Costs and expenses
Operating costs	339,620	327,131	726,200	660,601
Non-cash compensation	-	22,500	-	45,000
Depreciation	21,736	14,884	43,472	26,757
Interest	11,978	8,116	20,955	12,992

Total costs and expenses	373,334	372,631	790,627	745,350

NET LOSS	$ (38,016)	$ (50,424)	$ (119,496)	$(129,930)

Basic and diluted net loss per share	$ (0.02)	$ (0.02)	$ (0.06)	$ (0.06)

Shares used to compute basic and diluted
net loss per share	2,226,043	2,082,043	2,223,888	2,082,043

See accompanying notes to condensed financial statements.

LASIK AMERICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	January 31, 2003	January 31, 2002
Cash flows from operating activities
Net loss	$ (119,496)	$ (129,930)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	43,472	26,757
Amortization of deferred compensation	-	45,000
Changes in operating assets and liabilities:
Decrease/(increase) in:
Accounts receivable	-	2,370
Prepaid expenses and other current assets	5,766	-
Increase/(decrease) in:
Accounts payable	(13,351)	55,602
Patient deposits	-	(11,105)
Sales tax payable	39,008	38,187
Payroll tax liabilities	50,363	52,934
Other liabilities	1,303	588
Net cash provided by operating activities	7,065	80,403

Cash flows from financing activities
Bank overdraft	(4,289)	-
Borrowing from officer	23,900	50,000
Increase in prepaid offering costs	-	(66,619)
Proceeds from issuance of common stock	19,980	-
Repayments of long-term debt	(46,656)	(38,388)
Net cash used in financing activities	(7,065)	(55,007)

Net increase/(decrease) in cash	-	25,396
Cash at beginning of Period	-	19
Cash at end of Period	$ -	$ 25,415

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$ 10,361	$ 9,892

See accompanying notes to condensed financial statements.

LASIK AMERICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2003 (UNAUDITED)

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

The results of operations for the three and six month periods ended January 31, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2003.

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

Basic earnings (loss) per share is calculated by dividing the earnings net (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated assuming the issuance of common shares resulting from the exercise of stock options and warrants. Dilutive securities are not included in the calculation of loss per share because their effect would have been anti-dilutive. Accordingly, basic and diluted earnings (loss) per share are the same for the three and six month periods ended January 31, 2003 and 2002.

NOTE 4:    LONG-TERM DEBT

Long-term debt consists of the following as of January 31, 2003 and July 31, 2002:

	JANUARY 31, 2003	JULY 31, 2002

The Company's CEO has entered into a loan agreement for the acquisition of the excimer laser used in the operations of the Company. By oral agreement, the Company is acquiring the laser from the CEO under terms which mirror the original loan agreement. This loan bears interest at 10% per annum with interest and principal payable in monthly installments of approximately $6,200. The note is secured by a first security interest in the excimer laser and related equipment. The note is due in November 2003.	$64,769	$97,683

Capital lease obligation bearing interest at 5.22% per annum with interest and principal payable in monthly installments of $3,158. The obligation expires in April 2005 with a $1 buyout. The lease relates to an upgrade of laser equipment with net book value of $94,080 at July 31, 2002.	85,864	99,606
	150,633	197,289
Less: Current portion	(104,872)	(109,803)

	$45,761	$87,486

NOTE 5:    SHAREHOLDERS' EQUITY

During the six months ended January 31, 2003, the Company issued 10,000 shares of common stock in exchange for $19,980 of cash.

NOTE 6:    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $119,496 for the six months ended January 31, 2003, and a working capital deficiency of $700,451 and shareholders' deficiency of $604,991 as of January 31, 2003 which raises substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at January 31, 2003, anticipated cash to be generated by operations will be insufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during the next twelve month period. Therefore, the Company is seeking additional equity or debt financing, but there can be no assurance that sufficient additional financing will be available.

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

Delinquent Payroll and Gross Receipts Taxes

The Company became delinquent on employment taxes payable to the Internal Revenue Service and on gross receipts taxes payable to the State of New Mexico. The liability for these taxes has been shown on the balance sheet as of January 31, 2003. The Company has started negotiations with both the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed.

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

We currently generate on average approximately $111,855 per month in gross revenue and believe that we will require approximately $114,800 in gross revenue during the next 12 months to maintain our existing operations. We believe that our cash requirements during the next 12 months will be satisfied through an increase in the number of clients and eye surgery procedures, expected from our advertising and marketing efforts.

Results of operations

Revenues

We derive our revenues directly from the number of laser vision surgical procedures performed at our center. Procedures performed by our affiliated doctor generate revenue to us from the physician, who collects a fee from the patient. Procedures performed by our employed doctor generate revenue directly to us from the patient. Revenues for the quarter ended January 31, 2003 totaled $335,318 as compared to $322,207 for the quarter ended January 31, 2002. Revenues for the six-months ended January 31, 2003 totaled $671,131 as compared to $615,420 for the six-months ended January 31, 2002. Total revenue is predicated on the number of procedures of laser vision correction we performed during the period.

Operating Costs

Operating costs consist of doctor fees, royalty fees, medical supplies, salaries, wages and related costs for general corporate functions. The total operating costs for the quarter ended January 31, 2003 was $339,620 as compared to $327,131 for the quarter ended January 31, 2002. The total operating costs for the six-months ended January 31, 2003 was $726,200 as compared to $660,601 for the six-months ended January 31, 2002.  Royalty fees are payable to the licensor of the excimer laser we use for surgical procedures and is currently $110.00 per eye.

Depreciation

Depreciation expense from the depreciation of capital items acquired for use in our operations amounted to $21,736 for the quarter ended January 31, 2003 as compared to $14,884 for the quarter ended January 31, 2002.  Depreciation expense from the depreciation of capital items acquired for use in our operations amounted to $43,472 for the six-months ended January 31, 2003 as compared to $26,757 for the six-months ended January 31, 2002.

Interest expense

The Company has an interest expense of $11,978 for the quarter ended January 31, 2003 as compared to $8,116 for the quarter ended January 31, 2002.   The Company has an interest expense of $20,955 for the six-months ended January 31, 2003 as compared to $12,992 for the six-months ended January 31, 2002.

Net loss

Our net loss for the quarter ended January 31, 2003 was $38,016 as compared to a loss of $50,424 for the quarter ended January 31, 2002.  Our net loss for the six-months ended January 31, 2003 was $119,496 as compared to a loss of $129,930 for the six-months ended January 31, 2002.

Liquidity and capital resources

Since our inception, we have financed our operations through revenues and capital raised through the sale of our common stock. As of January 31, 2003, we had a bank overdraft of $6,727. In order to effectuate our business plan as structured we will need to raise significant capital from external sources. In addition, we intend on raising capital internally through the increase in the number of procedures we perform. We currently do not have a credit facility or any commitments for additional financing. If we are unable to obtain adequate financing from internal or external sources we may be unable to fully implement our business plan and may be forced to modify our operations. Cash flows provided by operating activities was $7,065 for the six months ended January 31, 2003 as compared to $80,403 for the six months ended January 31, 2002.  There were net cash flows used in financing activities of ($7,065) in the six months ended January 31, 2003 as compared to ($55,007) for the quarter ended January 31, 2002.

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