Form 10QSB
period 2003-04-30
LASIK AMERICA INC
filed 2003-06-25
CIK 1157814

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 2003

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

Class Shares outstanding at April 30, 2003

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of April 30, 2003 (Unaudited) and July 31, 2002	F-1

Condensed Statements of Operations for the three months and nine months ended April 30, 2003 and 2002 (Unaudited)	F-2

Condensed Statements of Cash Flows for the nine months ended April 30, 2003 and 2002 (Unaudited)	F-3

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)	F-4 to F-6

LASIK AMERICA, INC.

CONDENSED BALANCE SHEETS

	April 30, 2003 (Unaudited)	July 31, 2002
ASSETS
Current assets
Cash	$ -	$ -
Prepaid expenses and other current assets	4,178	12,826

Total current assets	4,178	12,826
FIXED ASSETS
Property and equipment, net of accumulated depreciation of $150,933
and $85,561, respectively	197,860	258,593

Total assets	$ 202,038	$ 271,419

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Bank overdraft	$ 8,226	$ 11,016
Accounts payable	224,774	207,157
Gross receipts tax payable	146,590	88,789
Payroll taxes payable	217,494	160,375
Other current liabilities	79,486	62,268
Current portion of long-term debt	82,359	109,803

Total current liabilities	758,929	639,408

Long-term debt, net of current portion	42,802	87,486
Loan payable to officer	73,900	50,000

Total liabilities	875,631	776,894

Commitments and contingencies	-	-

Shareholders' deficiency
Preferred Stock, $.001 par value, 100,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized;
2,226,043 and 2,216,043 issued and outstanding as of
April 30, 2003 and July 31, 2002, respectively	2,226	2,216
Additional paid in capital	12,639,912	12,619,942
Accumulated deficit	(13,315,731)	(13,127,633)

Total shareholders' deficiency	(673,593)	(505,475)

Total liabilities and shareholders' deficiency	$ 202,038	$ 271,419

See accompanying notes to condensed financial statements.

LASIK AMERICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2003	April 30, 2002	April 30, 2003	April 30, 2002

Revenue	$ 323,338	$ 337,464	$ 994,469	$ 952,884

Costs and expenses
Operating costs	361,099	674,760	1,087,299	1,335,361
Non-cash compensation	-	22,500	-	67,500
Depreciation	21,899	23,362	65,371	50,119
Interest	8,942	15,716	29,897	28,708

Total costs and expenses	391,940	736,338	1,182,567	1,481,688

NET LOSS	$ (68,602)	$ (398,874)	$ (188,098)	$(528,804)

Basic and diluted net loss per share	$ (0.03)	$ (0.18)	$ (0.09)	$ (0.25)

Shares used to compute basic and diluted
net loss per share	2,226,043	2,214,669	2,224,599	2,147,704

See accompanying notes to condensed financial statements.

LASIK AMERICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	April 30, 2003	April 30, 2002
Cash flows from operating activities
Net loss	$ (188,098)	$ (528,804)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	65,371	50,119
Value of common stock issued in exchange for services	-	12,900
Amortization of deferred compensation	-	67,500
Changes in operating assets and liabilities:
Decrease/(increase) in:
Accounts receivable	-	2,370
Prepaid expenses and other current assets	8,648	7,550
Increase/(decrease) in:
Accounts payable	17,617	142,469
Patient deposits	-	(11,105)
Sales tax payable	57,801	57,802
Payroll tax liabilities	57,119	99,552
Other liabilities	17,218	44,667
Net cash provided by (used in) operating activities	35,676	(54,953)

Cash flows from investing activities
Purchase of property and equipment	(4,638)	(4,111)
Net cash used in investing activities	(4,638)	(4,111)

Cash flows from financing activities
Bank overdraft	(2,790)	22,534
Borrowing from officer	23,900	50,000
Proceeds from issuance of common stock	19,980	10,000
Proceeds from capital contribution	-	30,000
Repayments of long-term debt	(72,128)	(53,489)
Net cash (used in) provided by financing activities	(31,028)	59,045

Net increase/(decrease) in cash	-	(19)
Cash at beginning of Period	-	19
Cash at end of Period	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$ 12,549	$ 13,168

Supplemental disclosure of non-cash investing and financing activities
Equipment obtained through capital lease obligation	$ -	$ 105,019
Satisfaction of long-term debt of the Company by an officer
reflected as a capital contribution	$ -	$ 57,000

See accompanying notes to condensed financial statements.

LASIK AMERICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF APRIL 30, 2003 (UNAUDITED)

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

The results of operations for the three and nine month periods ended April 30, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2003.

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

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 3:    PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of April 30, 2003 and July 31, 2002:

	2003	2002

Medical equipment	$ 228,272	$ 228,272
Assets obtained through capital lease obligation	105,019	105,019
Leasehold improvements	3,830	-
Office equipment, furniture and fixtures	11,672	10,863
	348,793	344,154
Less accumulated depreciation	(150,933)	(85,561)

Net property and equipment	$ 197,860	$ 258,593

NOTE 4:    NET LOSS PER SHARE

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

Basic earnings (loss) per share is calculated by dividing the earnings net (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated assuming the issuance of common shares resulting from the exercise of stock options and warrants. Dilutive securities are not included in the calculation of loss per share because their effect would have been anti-dilutive. Accordingly, basic and diluted earnings (loss) per share are the same for the three and nine month periods ended April 30, 2003 and 2002.

NOTE 5:    LONG-TERM DEBT

Long-term debt consists of the following as of April 30, 2003 and July 31, 2002:

	APRIL 30, 2003	JULY 31, 2002

The Company's CEO has entered into a loan agreement for the acquisition of the excimer laser used in the operations of the Company. By oral agreement, the Company is acquiring the laser from the CEO under terms which mirror the original loan agreement. This loan bears interest at 10% per annum with interest and principal payable in monthly installments of approximately $6,200. The note is secured by a first security interest in the excimer laser and related equipment. The note is due in November 2003.	$47,687	$97,683

Capital lease obligation bearing interest at 5.22% per annum with interest and principal payable in monthly installments of $3,158. The obligation expires in April 2005 with a $1 buyout. The lease relates to an upgrade of laser equipment with net book value of $94,080 at July 31, 2002.	77,474	99,606
	125,161	197,289
Less: Current portion	(82,359)	(109,803)

	$42,802	$87,486

NOTE 6:    SHAREHOLDERS' EQUITY

During the nine months ended April 30, 2003, the Company issued 10,000 shares of common stock in exchange for $19,980 of cash.

NOTE 7:    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $188,098 for the nine months ended April 30, 2003, and a working capital deficiency of $754,751 and shareholders' deficiency of $673,593 as of April 30, 2003 which raises substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at April 30, 2003, anticipated cash to be generated by operations will be insufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during the next twelve month period. Therefore, the Company is seeking additional equity or debt financing, but there can be no assurance that sufficient additional financing will be available.

NOTE 8:    COMMITMENTS AND CONTINGENCIES

Lease Commitments

During the three months ended April 30, 2002, the Company entered into a new lease on its facility for a three-year term.  The minimum future lease payments under this agreement are as follows:

YEARS ENDING JULY 31,
2003	$ 6,930
2004	26,009
2005	29,164
2006	22,523

$ 84,626

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

Delinquent Payroll and Gross Receipts Taxes

The Company became delinquent on employment taxes payable to the Internal Revenue Service and on gross receipts taxes payable to the State of New Mexico. The liability for these taxes has been shown on the balance sheet as of April 30, 2003. The Company has started negotiations with both the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed.

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

We currently generate on average approximately $110,497 per month in gross revenue and believe that we will require approximately $114,800 in gross revenue during the next 12 months to maintain our existing operations. We believe that our cash requirements during the next 12 months will be satisfied through an increase in the number of clients and eye surgery procedures, expected from our advertising and marketing efforts.

Results of operations

Revenues

We derive our revenues directly from the number of laser vision surgical procedures performed at our center. Procedures performed by our affiliated doctor generate revenue to us from the physician, who collects a fee from the patient. Procedures performed by our employed doctor generate revenue directly to us from the patient. Revenues for the quarter ended April 30, 2003 totaled $323,338 as compared to $337,464 for the quarter ended April 30, 2002. Revenues for the nine-months ended April 30, 2003 totaled $994,469 as compared to $952,884 for the nine-months ended April 30, 2002. Total revenue is predicated on the number of procedures of laser vision correction we performed during the period.

Operating Costs

Operating costs consist of doctor fees, royalty fees, medical supplies, salaries, wages and related costs for general corporate functions. The total operating costs for the quarter ended April 30, 2003 was $361,099 as compared to $674,760 for the quarter ended April 30, 2002. The total operating costs for the nine-months ended April 30, 2003 was $1,087,299 as compared to $1,335,361 for the nine-months ended April 30, 2002.  Royalty fees are payable to the licensor of the excimer laser we use for surgical procedures and is currently $110.00 per eye.

Depreciation

Depreciation expense from the depreciation of capital items acquired for use in our operations amounted to $21,899 for the quarter ended April 30, 2003 as compared to $23,362 for the quarter ended April 30, 2002.  Depreciation expense from the depreciation of capital items acquired for use in our operations amounted to $65,371 for the nine-months ended April 30, 2003 as compared to $50,119 for the nine-months ended April 30, 2002.

Interest expense

The Company has an interest expense of $8,942 for the quarter ended April 30, 2003 as compared to $15,716 for the quarter ended April 30, 2002.   The Company has an interest expense of $29,897 for the nine-months ended April 30, 2003 as compared to $28,708 for the nine-months ended April 30, 2002.

Net loss

Our net loss for the quarter ended April 30, 2003 was $68,602 as compared to a loss of $398,874 for the quarter ended April 30, 2002.  Our net loss for the nine-months ended April 30, 2003 was $188,098 as compared to a loss of $528,804 for the nine-months ended April 30, 2002.

Liquidity and capital resources

Since our inception, we have financed our operations through revenues and capital raised through the sale of our common stock. As of April 30, 2003, we had a bank overdraft of $8,226. In order to effectuate our business plan as structured we will need to raise significant capital from external sources. In addition, we intend on raising capital internally through the increase in the number of procedures we perform. We currently do not have a credit facility or any commitments for additional financing. If we are unable to obtain adequate financing from internal or external sources we may be unable to fully implement our business plan and may be forced to modify our operations. Cash flows provided by operating activities was $35,676 for the nine months ended April 30, 2003 as compared to ($54,953) for the nine months ended April 30, 2002. Cash flows used in  investing activities was $4,638 for the nine months ended April 30, 2003 as compared to $4,111 for the nine months ended April 30, 2002. There were net cash flows used in financing activities of $31,028 in the nine months ended April 30, 2003 as compared to cash flows provided by financing activities for the quarter ended April 30, 2002 of $59,045.

The Company's auditors, in their opinion dated April 8, 2003, to the Company's financial statements for the year ended July 31, 2002 included a paragraph indicating that it had substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company will be able to fund operations over the next 12 months.

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

Date: June 25, 2003

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

Date:      June 25, 2003

 /s/ Howard Silverman

Howard Silverman, President and Treasurer