Form 10KSB/A
period 2002-07-31
LASIK AMERICA INC
filed 2003-07-24
CIK 1157814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

     III. The exhibits are listed in the index of exhibits

(b)

(c) The index of exhibits

        99.1 - Certification Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 and Certification pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lasik America, Inc.,

a Nevada corporation

Date: July 24, 2003

By: /s/ Howard Silverman

          Howard Silverman, President & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: July 24, 2003

By: /s/ Howard Silverman

          Howard Silverman, President & Treasurer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Lasik America, Inc. on Form 10-KSB for the year ending July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard Silverman, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Howard Silverman

Howard Silverman

Chief Executive Officer

July 24, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATIONS

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 24, 2003	/s/ Howard Silverman
Howard Silverman, President and Treasurer