Form 10QSB/A
period 2003-04-30
LASIK AMERICA INC
filed 2003-07-24
CIK 1157814

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

Date: July 24, 2003

/s/ Howard Silverman

Howard Silverman, President and Treasurer

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Lasik America, Inc. on Form 10-QSB for the period ending April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard Silverman, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

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