Form 10KSB
period 2003-07-31
LASIK AMERICA INC
filed 2003-12-31
CIK 1157814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

 X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended:   July 31, 2003

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

State the issuer's revenues for its most recent fiscal year:   $ 1,308,640

The aggregate market value of the voting and non-voting common equity held by non-affiliates at July 31, 2003 was $   0

As of July 31, 2003, issuer had 2,226,043 shares of common equity issued and outstanding.

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

Item 10.     Executive Compensation

Item 11.     Security Ownership of Certain Beneficial Owners and Management

Item 12.     Certain Relationships and Related Transactions

Item 13.     Exhibits and Reports on Form 8-K

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

LASIK America, Inc. ("Lasik" or the "Company") provides laser vision correction procedures to individuals, at their New Mexico Center Office in Albuquerque, New Mexico.  Lasik's ophthalmologist provides these services using state-of-the-art excimer laser technology. Lasik opened its first LASIK America center in Albuquerque, New Mexico in May 2001.

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

Currently, all of Lasik's revenues are generated in its New Mexico center by delivering laser vision correction surgical procedures to clients primarily in the Albuquerque metropolitan area. Lasik's revenue is based upon the number of laser vision correction procedures done at its center and is dependent on whether the procedure is performed on a patient who came directly to its center or one who is being co-managed by one of Lasik's affiliated optometrists. Lasik believes that as laser vision surgery becomes more acceptable to the patient population and our advertising and marketing effort takes effect, more clients will have laser vision surgery at our center, and in turn, we expect their revenues to increase.

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

After the procedure, a series of patient follow-up visits are scheduled in Lasik's center or in a co-managing doctor's office, with an ophthalmologist, optometrist or medical technician, to monitor the corneal healing process, to verify that there are no complications and to test the amount of correction achieved by the laser vision correction procedure.

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

Our intellectual property rights and licenses

In order to provide laser vision corrective surgical procedures to our clients, the Company acquired an excimer laser and related medical equipment and established a facility for the delivery of the surgical procedures. By sales agreement entered into on May 3, 2001 between Dr. Silverman, Lasik's chief executive officer, and TrueVision, a related party supplier, Dr. Silverman purchased medical equipment required to perform laser vision corrective surgery, for a total of $64,000. The purchase price of the equipment is payable under the terms of a promissory note executed by Dr. Silverman providing for monthly payments of approximately $3,200. The repayment of this amount is collateralized by a first priority lien on the equipment in favor of the seller. Dr. Silverman also entered into a loan and security agreement with DVI Financial, Inc. for the purpose of assuming the balance due on the purchase of the excimer laser used in our facility, whereby Dr. Silverman agreed to pay a total of $185,596 in 30 monthly installments of $6,186.55 commencing June 2001 and continuing until the total principal and interest is paid. The repayment of this amount is collateralized by a first priority lien on the excimer laser in favor of DVI Financial, Inc.

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

Sales and marketing strategy

We are developing and implementing direct marketing campaigns. We believe many of our competitors focus all of their resources on building affiliations with eye care providers, and rely on doctor relationships to produce their clients. Although our relationships with doctors is a key component of our overall strategy, we focus much of our resources directly on the consumer and attempt to create our own client relationships. Our "integrated marketing protocol," a consumer oriented marketing program for our services, was developed to focus our LASIK America staff on existing and prospective clients. Our laser vision correction surgical procedures currently cost approximately $2,190.00 for both eyes. LASIK America-employed doctors deliver our services and are paid a fixed salary with no additional fees. Our co-managing doctors receive a fee of approximately 20% of our fee for his services of both pre and post operative exams.

GENERAL

Employees

At July 31, 2003 the Company operated with approximately 8 employees and consultants.

There is no collective bargaining agreement in place.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company leases a 2,200 square foot facility in New Mexico for a lease of $ 3,470 per month.

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

The Company also denied Ms. Smith-Howard's factually incorrect allegations that another employee was given a severance package and that she was replaced by another employee.  This matter was under investigation and was pending in the EEOC office located at 1919 Smith Street, Houston, Texas, 77002.  The Company vigorously contested the charge, and it received a favorable outcome and a finding of no probable cause by the EEOC.

A complaint was filed against the Company on March 31, 2003 by Mary Ratchford, a former employee.  Ms. Ratchford contends that she was fired as an employee inspite of an employment contract that she had with the Company.  The Company has responded to the charge stating that she violated her contract through non-performance and dishonesty.  The Company intends to vigorously contest the charge and it expects a favorable outcome.  It may, in the near future, file a counter claim against Ms. Ratchford.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no public trading market for the common equity of the company.  As of July 31, 2003, there are 39 record holders of common stock of the Company.  The Company has not declared any cash dividends for the past two fiscal years.

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

Our doctors perform laser vision correction surgery procedures in our New Mexico center office. We provide our ophthalmologist and optometrist with state-of-the-art equipment and facilities as well as support services necessary to perform vision correction procedures. At present we have one employed ophthalmologist and one employed optometrist in our center.  Although we have no written agreements with these doctors, we have agreed to compensate our ophthalmologist at a  rate of $200,000 per year and our optometrist at $500 per day.

Our doctors perform surgery on clients of our center, which includes delivery of pre and post-operative care.  Our doctors also perform surgery on clients at our center where co-managing optometrists perform the pre and post-operative care.

To date, the supply of our excimer laser and related equipment has come through agreements that we have entered into with DVI Financial, Inc. and a patent license with VISX, Incorporated. In the event that we would not be able to obtain additional excimer lasers and related equipment from these providers, we believe that other satisfactory sources of supply are available now that the FDA has approved additional manufacturers of excimer lasers.

Our plan of operation

We believe that our New Mexico center now in operation can sustain its current operations on current revenue and what we believe will be increased usage of our center by new clients generated from our advertising and marketing efforts, as well as general client awareness of the laser vision correction procedure. At current levels, we are generating a net loss from operations. With current revenues, we have experienced a continuing increase in the number of surgical procedures performed in our center primarily, by advertising locally and through the placement of kiosks in local shopping malls where high pedestrian traffic exists.  Our New Mexico center has the capacity to perform approximately 100 eye surgery procedures each week and at present, we are performing approximately 20 eye surgeries each week.

We currently generate on average approximately $109,053 per month in gross revenue and believe that we will require approximately $1,523,939 in gross revenue during the next 12 months to maintain our existing operations. We believe that our cash requirements during the next 12 months will be satisfied through an increase in the number of clients and eye surgery procedures, expected from our advertising and marketing efforts.

The following table sets forth, for the years ended July 31, 2003 and 2002, operating information expressed as a percentage of revenue. The results of operations data for  the years ended July 31, 2003 and 2002 are not necessarily indicative of the results to be expected for future periods.

	Year Ended July 31, 2003	Year Ended July 31, 2002

Revenues	100%	100%
Operating Costs	107%	134%
Non-cash compensation	0%	5%
Depreciation expense	7%	5%
Interest expense	3%	2%
Total Costs and Expenses	116%	147%
Net (loss)	(16)%	(47)%

Results of operations

Revenues

We derive our revenues directly from the number of laser vision surgical procedures performed at our center. Procedures performed by our affiliated doctor generate revenue to us from the physician, who collects a fee from the patient. Procedures performed by our employed doctor generate revenue directly to us from the patient. Revenues for the year ended July 31, 2003 totaled $1,308,640 as compared to $1,311,569 for the year ended July 31, 2002. Total revenue is predicated on the number of procedures of laser vision correction we performed during the period.

Operating Costs

Operating costs consist of doctor fees, royalty fees, medical supplies, salaries, wages and related costs for general corporate functions. The total operating costs for the year ended July 31, 2003 was $1,397,238 as compared to $1,762,191 for the  year ended July 31, 2002. As a percentage of revenue, operating costs equaled 107% of total revenue during the period as compared to 134% for the year ended July 31, 2002. Royalty fees are payable to the licensor of the excimer laser we use for surgical procedures and is currently $110.00 per eye.

Non-cash compensation expense

Non-cash compensation expense consists of expenses related to common stock issued in exchange for services.  Non-cash compensation expense for the year ended July 31, 2003 totaled $0 as compared to $67,500 for the year ended July 31, 2002.  As a percentage of revenue, non-cash compensation equaled 0%as compared to 5% for the year ended July 31, 2002.

Depreciation

Depreciation expense for the year ended July 31, 2003 amounted to $87,922 from the depreciation of capital items acquired for use in our operations as compared to $70,678 for the year ended July 31, 2002.

Interest expense

The Company incurred interest expense of $38,779 for the year ended July 31, 2003 as compared to $29,996 for the year ended July 31, 2002. This  results from our financing costs of some of our capital equipment and interest accrued on delinquent payroll and gross receipt taxes.

Net loss

Our net loss for the year ended July 31, 2003 was $(215,299) as compared to $(618,796) for the year ended July 31, 2002.

Liquidity and capital resources

Since our inception, we have financed our operations through revenues and capital raised through the sale of our common stock. As of July 31, 2003, we had a bank overdraft of $3,330. In order to effectuate our business plan as structured we will need to raise significant capital from external sources. In addition, we intend on raising capital internally through the increase in the number of procedures we perform. We currently do not have a credit facility or any commitments for additional financing. If we are unable to obtain adequate financing from internal or external sources we may be unable to fully implement our business plan and may be forced to modify our operations. Cash flows provided by operating activities was $71,796 for the year ended July 31, 2003 as compared to $(29,743) for the year ended July 31, 2002.  Net cash used in investing activities was $24,191 during the same period and $4,479 for the year ended July 31, 2002. Net cash flows provided by (used in) financing activities of $(47,605) in the year ended July 31, 2003 as compared to $34,203 for the year ended July 31, 2002.  The $34,203 in 2002 resulted in a capital contribution and a loan from an officer/shareholder.

Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at July 31, 2003, anticipated cash to be generated by operations will be insufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during 2004. Therefore, the Company is seeking additional equity or debt financing, but there can be no assurance that sufficient additional financing will be available.

Delinquent Payroll and Gross Receipts Taxes

During the year ended July 31, 2002, the Company became delinquent on employment taxes payable to the Internal Revenue Service and on gross receipts taxes payable to the State of New Mexico. The liability for these taxes has been shown on the balance sheet as of July 31, 2003 and 2002. The Company has started negotiations with both the Internal Revenue Service and the State of New Mexico and expects to payoff the entire amount of taxes owed.

Recently issued accounting standards

The Financial Accounting Standards Board has recently issued several Statements of Financial Accounting Standards.

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

In January 2003, the FASB issued Interpretation No. 46:  "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN46")."   FIN46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities.  The Company will be required to implement the other provisions of FIN46 in 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".  SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

ITEM 7.     FINANCIAL STATEMENTS

LASIK AMERICA, INC.

Financial Statements

For the Years Ended July 31, 2003 and 2002

INDEPENDENT AUDITORS' REPORT

To the board of directors
Lasik America, Inc.

We have audited the accompanying balance sheet of Lasik America, Inc. as of July 31, 2003 and 2002 and the related statements of operations, changes in shareholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lasik America, Inc. as of July 31, 2003 and 2002 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a net loss of $215,299 for the year ended July 31, 2003, and had a working capital deficiency of $773,719 and a shareholders' deficiency of $700,794 as of July 31, 2003 that raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
December 17, 2003

LASIK AMERICA, INC.

Balance Sheets

For the years ended  July 31, 2003 and 2002

	2003	2002
ASSETS
Current assets
Other current assets	$ 6,107	$ 12,826

Total current assets	6,107	12,826

Property and equipment, net of accumulated depreciation of
$123,483 and $85,561, respectively	194,862	258,593

Total assets	$ 200,969	$ 271,419

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Bank overdraft	$ 3,330	$ 11,016
Accounts payable	213,512	207,157
Gross receipts tax payable	164,851	88,789
Payroll tax payable	229,715	160,375
Other current liabilities	102,964	62,268
Current portion of long-term debt	65,454	109,803

Total current liabilities	779,826	639,408

Long-term debt, net of current portion	30,837	87,486
Loan payable to officer	91,100	50,000

Total liabilities	901,763	776,894

Commitments and contingencies

Shareholders' deficiency
Preferred Stock, $.001 par value, 100,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized;
2,226,043 issued and outstanding as of July 31, 2003 and
2,216,043 to be issued as of July 31, 2002	2,226	2,216
Additional paid in capital	12,639,912	12,619,942
Accumulated deficit	(13,342,932)	(13,127,633)

Total shareholders' deficiency	(700,794)	(505,475)

Total liabilities and shareholders' deficiency	$ 200,969	$ 271,419

See accompanying notes to financial statements.

LASIK AMERICA, INC.

Statements of Operations

For the years ended July 31, 2003 and 2002

	2003	2002

Revenue	$ 1,308,640	$ 1,311,569

Costs and expenses
Operating costs	1,397,238	1,762,191
Non-cash compensation	-	67,500
Depreciation	87,922	70,678
Interest	38,779	29,996

Total costs and expenses	1,523,939	1,930,365

Net loss	$ (215,299)	$ (618,796)

Basic and diluted net loss per share	$ (.10)	$ (.29)

Weighted average shares used to compute basic and diluted net loss per share	2,224,975	2,164,742

See Accompanying notes to financial statements.

LASIK AMERICA, INC.

Statements of Shareholders' Deficiency

For the years ended July 31, 2003 and 2002

	Common Stock		Additional Paid In Capital	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount
Balance, August 1, 2001	2,082,043	$ 2,082	$ 12,510,176	$ (67,500)	$ (12,508,837)	$ (64,079)

Amortization of deferred compensation	-	-	-	67,500	-	67,500

Common Stock issued for services	129,000	129	12,771	-	-	12,900

Common stock issued for cash	5,000	5	9,995	-	-	10,000

Additional capital contributed	-	-	87,000	-	-	87,000

Net loss for the year	-	-	-	-	(618,796)	(618,796)

BALANCE, JULY 31, 2002	2,216,043	2,216	12,619,942	-	(13,127,633)	(505,475)

Common stock issued for cash	10,000	10	19,970	-	-	19,980

Net loss for the year					(215,299)	(215,299)

BALANCE, JULY 31, 2003	2,226,043	$ 2,226	$ 12,639,912	$ -	$ (13,342,932)	$ (700,794)

See accompanying notes to financial statements.

LASIK AMERICA, INC.

Statements of Cash Flows

For the years ended July 31, 2003 and 2003

	2003	2002
Cash flows from operating activities
Net loss	$ (215,299)	$ (618,796)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	87,922	70,678
Value of common stock issued in exchange for services	-	12,900
Amortization of deferred compensation	-	67,500
Changes in operating assets and liabilities:
Decrease/(increase) in:
Accounts receivable	-	2,370
Other current assets	6,719	(5,276)
Increase/(decrease) in:
Accounts payable	6,355	155,620
Patient deposits	-	(11,105)
Gross receipts tax payable	76,062	76,235
Payroll tax liabilities	69,341	160,375
Other liabilities	40,696	59,756
Net cash provided by (used in) operating activities	71,796	(29,743)

Cash flows from investing activities
Purchase of property and equipment	(24,191)	(4,479)
Net cash used in investing activities	(24,191)	(4,479)

Cash flows from financing activities
Bank overdraft	(7,686)	11,016
Borrowing from officer	41,100	50,000
Proceeds from issuance of common stock	19,980	10,000
Additional capital contributed	-	30,000
Repayments of long-term debt	(100,999)	(66,813)
Net cash (used in) provided by financing activities	(47,605)	34,203

Net increase/(decrease) in cash	-	(19)
Cash at beginning of Period	-	19
Cash at end of Period	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$ 5,923	$ 12,585

Supplemental disclosure of non-cash investing and financing activities
Equipment obtained through capital lease obligation	$ -	$ 105,019
Satisfaction of long-term debt by executive officer	-	57,000

See accompanying notes to financial  statements.

LASIK AMERICA, INC.

Notes to Financial Statements

As of July 31, 2003 and 2002

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Lasik America, Inc. (the "Company") was incorporated in the State of Nevada on March 21, 2001. The Company operates an ophthalmic laser vision correction center in Albuquerque, New Mexico.

Going Concern

The accompanying financial statements have been prepared assuming that the Company can continue as a going concern. The Company had a net loss of $215,299 for the year ended July 31, 2003, and a working capital deficiency of $773,719 and shareholders' deficiency of $700,794 as of July 31, 2003 which raises substantial doubts about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainly.

Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at July 31, 2003, anticipated cash to be generated by operations will be insufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during 2004. Therefore, the Company is seeking additional equity or debt financing, but there can be no assurance that sufficient additional financing will be available.

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

LASIK AMERICA, INC.

Notes to Financial Statements

As of July 31, 2003 and 2002

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

Earnings (Loss) Per Share

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

Basic earnings (loss) per share is calculated by dividing the earnings net (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated assuming the issuance of common shares resulting from the exercise of stock options and warrants. Dilutive securities are not included in the calculation of loss per share because their effect would have been anti-dilutive. Accordingly, basic and diluted earnings (loss) per share is ($.10) for the year ended July 31, 2003 and ($.29) for the year ended July 31, 2002.

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

As of July 31, 2003 and 2002

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

In accordance with SFAS No. 123, with respect to stock-based employee compensation, the value of the stock-based award is determined using the Black-Scholes option pricing model, whereby compensation cost is the fair value of the award as determined by the pricing model at the grant date or other measurement date. The resulting amount is charged to expense on the straight-line method. To date no options to employees or non-employees have resulted in compensation.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several Statements of Financial Accounting Standards.

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

In January 2003, the FASB issued Interpretation No. 46:  "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN46")."   FIN46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities.  The Company will be required to implement the other provisions of FIN46 in 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".  SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.

The Company does not expect that the adoption of these pronouncements will have a material effect on the Company's financial position or results of operations.

LASIK AMERICA, INC.

Notes to Financial Statements

As of July 31, 2003 and 2002

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of July 31, 2003 and 2002:

	2003	2002
Medical equipment	$ 228,272	$ 228,272
Assets obtained through capital lease obligation	105,019	105,019
Leasehold improvements	23,382	-
Office equipment, furniture and fixtures	11,672	10,863
	368,345	344,154
Less accumulated depreciation	(173,483)	(85,561)
Net property and equipment	$ 194,862	$258,593

LASIK AMERICA, INC.

Notes to Financial Statements

As of July 31, 2003 and 2002

NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following as of July 31, 2003 and 2002:

	2003	2002
The Company's CEO has entered into a loan agreement for the acquisition of the excimer laser used in the operations of the Company. By oral agreement, the Company is acquiring the laser from the CEO under terms which mirror the original loan agreement. This loan bears interest at 10% per annum with interest and principal payable in monthly installments of approximately $6,200. The note is secured by a first security interest in the excimer laser and related equipment. The note was due in November, 2003 and was paid in December 2003.	$30,174	$97,683

Capital lease obligation bearing interest at 5.22% per annum with interest and principal payable in monthly installments of $3,158. The obligation expires in April, 2005 with a $1 buyout. The lease relates to an upgrade of laser equipment with net book value of $67,825 at July 31, 2003.	66,117	99,606
	96,291	197,289
Less: Current portion	(65,454)	(109,803)
	$30,837	$87,486

Aggregate maturities of long-term obligations at July 31, 2003 are as follows:

                                                   Year ending July 31,

2004	$65,454
2005	30,837

$96,291

LASIK AMERICA, INC.

Notes to Financial Statements

As of July 31, 2003 and 2002

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company entered an agreement to lease its existing facility for three years beginning in February 2003. The minimum future obligations under these agreements are as follows:

                                                                   Year ending July 31,

2004	28,298
2005	29,453
2006	15,015

$72,766

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

The Company also denied Ms. Smith-Howard's factually incorrect allegations that another employee was given a severance package and that she was replaced by another employee.  This matter is currently under investigation and is pending in the EEOC office located at 1919 Smith Street, Houston, Texas, 77002. The Company vigorously contested the charge, and it received a favorable outcome and a finding of no probable cause by the EEOC.

A compliant was filed against the Company on March 31, 2003 by Mary Ratchford, a former employee.  Ms. Ratchford contends that she was fired as an employee inspite of an employment contract that she had with the Company.  The Company has responded to the charge stating that she violated her contract through non-preformance and dishonesty.  The Company intends to vigorously contest the charge and it expects a favorable outcome.  It may, in the near future, file a counterclaim against Ms. Ratchford.

LASIK AMERICA, INC.

Notes to Financial Statements

As of July 31, 2003 and 2002

Delinquent Payroll and Gross Receipts Taxes

During the year ended July 31, 2002, the Company became delinquent on employment taxes payable to the Internal Revenue Service and on gross receipts taxes payable to the State of New Mexico. The liability for these taxes has been shown on the balance sheet as of July 31, 2003 and 2002. The Company has started negotiations with both the Internal Revenue Service and the State of New Mexico and expects to payoff the entire amount of taxes owed.

NOTE 5 - SHAREHOLDERS' EQUITY

(A)       In December 2001, the Company's SB-2/A registration statement became effective for a planned initial public offering of 425,000 units of common stock and warrants and 125,000 units on behalf of a selling shareholder.  Each unit had a price of $6.10 and consisted of one share of common stock and one redeemable common stock purchase warrant to purchase one additional share of common stock.

The terms of the public offering required that the offering terminate by January 31, 2002, or sixty days thereafter, if the offering was extended by the representative of the underwriters.  The public offering was extended to March 31, 2002, but was terminated at that time.

None of the units offered by the Company or the selling shareholder were sold in the public offering.  Therefore, no proceeds from the planned public offering were received by the Company or the selling shareholder prior to the termination date and thus the offering has been deemed by the Company to be abandoned.

(B)       During the year ended July 31, 2002, the Company issued 129,000 shares of common stock in exchange for professional services valued at $12,900.  This issuance of stock in exchange services has been recorded on the statements of operations as operating costs.

During the year ended July 31, 2002, the Company issued 5,000 shares of common stock in exchange for $10,000 of cash.

On August 1, 2001, the CEO personally assumed and satisfied the unsecured note payable of $57,000.  This assumption of debt by the CEO has been recorded as additional paid in capital.

During November 2001, the CEO made an additional cash contribution to paid in capital equal to $30,000.

(C)       During the year ended July 31, 2003, the Company issued 10,000 shares of common stock in exchange for $19,980 cash.

LASIK AMERICA, INC.

Notes to Financial Statements

As of July 31, 2003 and 2002

NOTE 6 - INCOME TAXES

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of July 31, 2003 and 2002.

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$435,600	$349,600

Gross deferred tax assets	435,600	349,600

Less valuation allowance	(435,600)	(349,600)

Deferred tax assets	$ -	$ -

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

As of July 31, 2003 and 2002, the Company has net operating loss carryforwards for both federal and state income tax purposes of approximately $1,091,299 and $876,000, respectively.  Federal net operating loss carryforwards begin to expire in 2022; state net operating loss carryforwards begin to expire in 2006.

A reconciliation of the effective tax rates with the federal statutory rate is as follows for the period ended July 31, 2003 and 2002:

	2003	2002
Beginning deferred	$ -	$ -
Federal income tax benefit at 35% statutory rate	(75,000)	(217,000)
State income taxes at 4.8% statutory rate	(11,000)	(30,000)
Change in valuation allowance	86,000	247,000
Deferred tax assets	$ -	$ -

NOTE 7 - RELATED PARTY TRANSACTION

The CEO of the Company made a loan to the Company totaling $91,100 as of July 31, 2003, and $50,000 as of July 31, 2002. The loan bears interest at the Internal Revenue Service's applicable federal rate. Unpaid interest on the loan as of July 31, 2003 is $4,751 which is included in accrued expenses.

During April 2001, the Company acquired certain medical and office equipment from a related entity via the execution of a promissory note by the CEO to the related entity.  The Company orally agreed to acquire the equipment from the CEO under the same terms.  This promissory note was assigned by the related party to the Internal Revenue Service.  During 2002, this note was assumed and satisfied by an executive officer of the Company. (See Note 2 and 5(B)).

NOTE 8 - STOCK WARRANTS

During the period ended July 31, 2002, the Company issued 125,000 warrants to an existing shareholder. The warrants granted the shareholder the right to purchase, for $7.20, an additional share of common stock for each common share currently owned by the shareholder and expire in 2006. The value of warrants at the time of issuance was nominal since there was no active market for either the stock or the warrants. As of July 31, 2003 all of the warrants remained outstanding.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,  COMPLIANCE WITH

                   SECTION  16(a) OF THE EXCHANGE ACT

The table below lists, as of July 31, 2003, the names of the Directors and Executive Officers of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. The Executive Officers serve at the pleasure of the Board of Directors. All Directors and Executive Officers are residents and citizens of the United States.

Directors and Executive Officers

Name	Age	Date Elected or Appointed
Dr. Howard Silverman, Chairman, CEO, Treasurer and Director	61	May 21, 2001
Robert S. Helmer, COO and Director	47	May 21, 2001
Stuart S. Greenberg, Director	70	May 21, 2001
Steven De Vicenzi, Director	59	May 21, 2001

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

Involvement in Certain Legal Proceedings

None.

Family Relationships

There are no family relationships between any of the officers and/or directors.

ITEM 10.     EXECUTIVE COMPENSATION

Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts

Howard Silverman CEO/Chairman/Treasurer/ Director
	2001	0	0	0	0	125,000		1,090,000 shares
	2002	0	0	0	0	0
	2003	0	0	0	0	0

Robert S. Helmer, COO
	2001	45,012	0	0	0	0
	2002	76,615	0	0	0	0
	2003	76,615	0	0	0	0

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

     III. The exhibits are listed in the index of exhibits

(b)

(c) The index of exhibits

        31.1 - Rule 13a-14a/15d-14(a) Certification

        32.1 - Section 1350 Certification

ITEM 14. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the  effectiveness of the design and operation of our  disclosure  controls and  procedures  at the end of the period covered by this report.  This  evaluation was carried out under the  supervision and with the participation of our management,  including our principal executive officer  and  principal  financial  officer.  Based  on this  evaluation,  these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial  reporting or in other factors that have materially affected,  or are reasonably  likely to materially  affect,  our internal  control over  financial reporting.

Disclosure  controls and procedures are our controls and other  procedures  that are designed to ensure that  information  required to be disclosed by us in the reports that we file or submit  under the  Exchange Act is recorded,  processed, summarized  and reported,  within the time periods  specified in the SEC's rules and forms.  Disclosure  controls and  procedures  include,  without  limitation, controls  and  procedures  designed  to ensure that  information  required to be disclosed  by us in  the  reports  that  we  file  under  the  Exchange  Act  is accumulated and communicated to our management,  including  principal  executive officer  and  principal  financial  officer,  as  appropriate,  to allow  timely decisions regarding required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lasik America, Inc.,

a Nevada corporation

Date: December 31, 2003

By: /s/ Howard Silverman

          Howard Silverman, President & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: December 31, 2003

By: /s/ Howard Silverman

          Howard Silverman, President & Treasurer

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Howard Silverman, President and Treasurer of Lasik America, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of Lasik America, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Lasik America, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in Lasik America, Inc.'s internal control over financial reporting that occurred during Lasik's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Lasik's internal control over financial reporting; and

5.	I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: December 31, 2003	/s/ Howard Silverman
Howard Silverman, President and Treasurer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Lasik America, Inc. on Form 10-KSB for the year ending July 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard Silverman, President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Howard Silverman

Howard Silverman

President and Treasurer

December 31,  2003