Form 10QSB
period 2003-10-31
LASIK AMERICA INC
filed 2004-02-18
CIK 1157814

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 2003

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

Class shares outstanding at October 31, 2003

---------------------------------------------------------------

Common Stock, $0.001 par value, 2,226,043

Preferred stock, $0.001 par value, 0

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of October 31, 2003 (Unaudited) and July 31, 2002	F-1

Condensed Statements of Operations for the three months and nine months ended October 31, 2003 and 2002 (Unaudited)	F-2

Condensed Statements of Cash Flows for the nine months ended October 31, 2003 and 2002 (Unaudited)	F-3

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)	F-4 to F-6

LASIK AMERICA, INC.

CONDENSED BALANCE SHEETS

	October 31, 2003 (Unaudited)	July 31, 2003
ASSETS
Current assets
Cash	$ -	$ -
Other current assets	6,459	6,107
Total current assets	6,459	6,107

Property and equipment, net of accumulated depreciation of $196,519
and $173,483, respectively	171,826	194,862

Total assets	$ 178,285	$ 200,969

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Bank overdraft	$ 12,566	$ 3,330
Accounts payable	181,549	213,512
Gross receipts tax payable	180,879	164,851
Payroll taxes payable	240,007	229,715
Other current liabilities	102,186	102,964
Current portion of long-term debt	53,687	65,454

Total current liabilities	770,874	779,826

Long-term debt, net of current portion	27,814	30,837
Loan payable to officer	80,985	91,100

Total liabilities	879,673	901,763

Commitments and contingencies	-	-

Shareholders' deficiency
Preferred Stock, $.001 par value, 100,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized;
2,226,043 issued and outstanding	2,226	2,226
Additional paid in capital	12,639,912	12,639,922
Accumulated deficit	(13,343,526)	(13,342,932)

Total shareholders' deficiency	(701,388)	(700,794)

Total liabilities and shareholders' deficiency	$ 178,285	$ 200,969

See accompanying notes to condensed financial statements.

LASIK AMERICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	October 31, 2003	October 31, 2002

Revenue	$ 275,856	$ 335,813

Costs and expenses
Operating costs	247,144	386,580
Depreciation	23,036	21,736
Interest	6,270	8,977

Total costs and expenses	276,450	417,293

NET LOSS	$ (594)	$ (81,480)

Basic and diluted net loss per share	$ (0.00)	$ (0.04)

Shares used to compute basic and diluted
net loss per share	2,226,043	2,221,757

See accompanying notes to condensed financial statements.

LASIK AMERICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	October 31, 2003	October 31, 2002
Cash flows from operating activities
Net loss	$ (594)	$ (81,480)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	23,036	21,736
Changes in operating assets and liabilities:
Decrease/(increase) in:
Prepaid expenses and other current assets	(352)	2,883
Increase/(decrease) in:
Accounts payable	(31,963)	(9,402)
Sales tax payable	16,028	19,519
Payroll tax liabilities	10,292	34,424
Other liabilities	(778)	(2,126)
Net cash provided by (used in) operating activities	15,669	(14,446)

Cash flows from financing activities
Bank overdraft	9,236	(4,972)
Borrowing from officer	(10,115)	23,900
Proceeds from issuance of common stock	-	19,980
Repayments of long-term debt	(14,790)	(24,462)
Net cash (used in) provided by financing activities	(15,669)	14,446

Net increase/(decrease) in cash	-	-
Cash at beginning of Period	-	-
Cash at end of Period	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$ 741	$ 5,609

See accompanying notes to condensed financial statements.

LASIK AMERICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF October 31, 2003 (UNAUDITED)

NOTE 1:    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements in this report have been prepared by Lasik America, Inc. without audit, pursuant to the rules of the  Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended July 31, 2003, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on December 31, 2003.

In the opinion of management, information included in this report reflects all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of results for these interim periods.

The results of operations for the three-month period ended October 31, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2004.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2:    RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several Statement of Financial Accounting Standards.

In January 2003, as revised in December 2003, the FASB issued Interpretation No. 46:  "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN46")."  FIN46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities.  The Company will be required to implement the other provisions of FIN46, as revised, in 2004.  The adoption of FIN46, as revised, is not expected to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".  SFAS No. 150 establishes standards for how an issuer classifies and measure in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (Or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 15 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The Company does not expect that the adoption of these pronouncements will have a material effect on the Company's financial position or results of operations.

NOTE 3:    LONG-TERM DEBT

Long-term debt consists of the following as of October 31, 2003 and July 31, 2002:

	October 31, 2003	JULY 31, 2003

The Company's CEO has entered into a loan agreement for the acquisition of the excimer laser used in the operations of the Company. By oral agreement, the Company is acquiring the laser from the CEO under terms which mirror the original loan agreement. This loan bears interest at 10% per annum with interest and principal payable in monthly installments of approximately $6,200. The note is secured by a first security interest in the excimer laser and related equipment. The note is due in November 2003, and was paid off in December 2003.	$18,255	$30,174

Capital lease obligation bearing interest at 5.22% per annum with interest and principal payable in monthly installments of $3,158. The obligation expires in April 2005 with a $1 buyout. The lease relates to an upgrade of laser equipment with net book value of $61,356 at October 31, 2002.	63,246	66,117
	81,501	96,291
Less: Current portion	(53,687)	(65,454)

	$27,814	$30,837

NOTE 4:    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $594, a working capital deficiency of $764,415 and shareholders' deficiency of $701,388 as of October 31, 2003 which raises substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at October 31, 2003, anticipated cash to be generated by operations will be insufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during the next twelve month period. Therefore, the Company is seeking additional equity or debt financing, but there can be no assurance that sufficient additional financing will be available.

NOTE 5:    COMMITMENTS AND CONTINGENCIES

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

Delinquent Payroll and Gross Receipts Taxes

The Company is delinquent on employment taxes payable to the Internal Revenue Service and on gross receipts taxes payable to the State of New Mexico. The liability for these taxes has been shown on the balance sheet as of October 31, 2003. The Company has started negotiations with both the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed.

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

We currently generate on average approximately $91,952 per month in gross revenue and believe that we will require approximately $1,105,800 in gross revenue during the next 12 months to maintain our existing operations. We believe that our cash requirements during the next 12 months will be satisfied through an increase in the number of clients and eye surgery procedures, expected from our advertising and marketing efforts.

Results of operations

Revenues

We derive our revenues directly from the number of laser vision surgical procedures performed at our center. Procedures performed by our affiliated doctor generate revenue to us from the physician, who collects a fee from the patient. Procedures performed by our employed doctor generate revenue directly to us from the patient. Revenues for the quarter ended October 31, 2003 totaled $275,856 as compared to $335,813 for the quarter ended October 31, 2002. Total revenue is predicated on the number of procedures of laser vision correction we performed during the period.

Operating Costs

Operating costs consist of doctor fees, royalty fees, medical supplies, salaries, wages and related costs for general corporate functions. The total operating costs for the quarter ended October 31, 2003 was $247,144 as compared to $386,580 for the quarter ended October 31, 2002.  Royalty fees are payable to the licensor of the excimer laser we use for surgical procedures and is currently $110.00 per eye.

Depreciation

Depreciation expense from the depreciation of capital items acquired for use in our operations amounted to $23,036 for the quarter ended October 31, 2003 as compared to $21,736 for the quarter ended October 31, 2002.

Interest expense

The Company has an interest expense of $6,270 for the quarter ended October 31, 2003 as compared to $8,977 for the quarter ended October 31, 2002.

Net loss

Our net loss for the quarter ended October 31, 2003 was $594 as compared to a loss of $81,480 for the quarter ended October 31, 2002.

Liquidity and capital resources

Since our inception, we have financed our operations through revenues and capital raised through the sale of our common stock. In order to effectuate our business plan as structured we will need to raise significant capital from external sources. In addition, we intend on raising capital internally through the increase in the number of procedures we perform. We currently do not have a credit facility or any commitments for additional financing. If we are unable to obtain adequate financing from internal or external sources we may be unable to fully implement our business plan and may be forced to modify our operations. Cash flows provided by operating activities was $15,669 for the three months ended October 31, 2003 as compared to ($14,446) for the three months ended October 31, 2002. There were net cash flows used in financing activities of $15,669 in the three months ended October 31, 2003 as compared to cash flows provided by financing activities for the quarter ended October 31, 2002 of $14,446.

The Company's auditors, in their opinion dated December 17, 2003, to the Company's financial statements for the year ended July 31, 2003 included a paragraph indicating that it had substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company will be able to fund operations over the next 12 months.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards.

In January 2003, as revised in December 2003, the FASB issued Interpretation No. 46:  "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN46")."  FIN46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities.  The Company will be required to implement the other provisions of FIN46, as revised, in 2004.  The adoption of FIN46, as revised, is not expected to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".  SFAS No. 150 establishes standards for how an issuer classifies and measure in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (Or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 15 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The Company does not expect that the adoption of these pronouncements will have a material effect on the Company's financial position or results of operations.

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

        31.1 - Rule 13a-14a/15d-14(a) Certification

        32.1 - Section 1350 Certification

SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASIK AMERICA, INC.

(Registrant)

Date: February 18, 2004

/s/ Howard Silverman

Howard Silverman, President and Treasurer

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Howard Silverman, President and Treasurer of Lasik America, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Lasik America, Inc.;
2.	Based on my knowledge, this quarterlyreport does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

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

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in Lasik America, Inc.'s internal control over financial reporting that occurred during Lasik's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, Lasik's internal control over financial reporting; and

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

Date: February 18. 2004	/s/ Howard Silverman
Howard Silverman, President and Treasurer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Lasik America, Inc. on Form 10-QSB for the quarter ending October 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard Silverman, President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Howard Silverman

Howard Silverman

President and Treasurer

February 18, 2004