Form 10QSB
period 2004-01-31
LASIK AMERICA INC
filed 2004-03-12
CIK 1157814

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 2004

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

Class Shares outstanding at January 31, 2004

---------------------------------------------------------------

Common Stock, no par value 2,226,043

Preferred stock, par value $0.001

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of January 31, 2004 (Unaudited) and July 31, 2003	F-1

Condensed Statements of Operations for the three months and six months ended January 31, 2004 and 2003 (Unaudited)	F-2

Condensed Statements of Cash Flows for the six months ended January 31, 2004 and 2003 (Unaudited)	F-3

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)	F-4 to F-6

LASIK AMERICA, INC.

CONDENSED BALANCE SHEETS

	January 31, 2004 (Unaudited)	July 31, 2003
ASSETS
Current assets
Cash	$ -	$ -
Other current assets	8,054	6,107

Total current assets	8,054	6,107

Property and equipment, net of accumulated depreciation of $219,556
and $173,484, respectively	148,790	194,862

Total assets	$ 156,844	$ 200,969

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Bank overdraft	$ 24,598	$ 3,330
Accounts payable	176,402	213,512
Gross receipts tax payable	195,174	164,851
Payroll taxes payable	263,096	229,715
Other current liabilities	117,366	102,964
Current portion of long-term debt	41,877	65,454

Total current liabilities	818,513	779,826

Long-term debt, net of current portion	21,727	30,837
Loan payable to officers	100,985	91,100

Total liabilities	941,225	901,763

Commitments and contingencies	-	-

Shareholders' deficiency
Preferred Stock, $.001 par value, 100,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized;
2,226,043 issued and outstanding	2,226	2,226
Additional paid in capital	12,639,912	12,639,912
Accumulated deficit	(13,426,519)	(13,342,932)

Total shareholders' deficiency	(784,381)	(700,794)

Total liabilities and shareholders' deficiency	$ 156,844	$ 200,969

See accompanying notes to condensed financial statements.

LASIK AMERICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31, 2004	January 31, 2003	January 31, 2004	January 31, 2003

Revenue	$ 245,937	$ 335,318	$ 521,793	$ 671,131

Costs and expenses
Operating costs	292,497	339,620	539,641	726,200
Depreciation	23,036	21,736	46,072	43,472
Interest	13,397	11,978	19,667	20,955

Total costs and expenses	328,930	373,334	605,380	790,627

NET LOSS	$ (82,993)	$ (38,016)	$ (83,587)	$(119,496)

Basic and diluted net loss per share	$ (0.04)	$ (0.02)	$ (0.04)	$ (0.06)

Shares used to compute basic and diluted
net loss per share	2,226,043	2,226,043	2,226,043	2,223,888

See accompanying notes to condensed financial statements.

LASIK AMERICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	January 31, 2004	January 31, 2003
Cash flows from operating activities
Net loss	$ (83,587)	$ (119,496)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	46,072	43,472
Changes in operating assets and liabilities:
Decrease/(increase) in:
Prepaid expenses and other current assets	(1,947)	5,766
Increase/(decrease) in:
Accounts payable	(37,110)	(13,351)
Sales tax payable	30,323	39,008
Payroll tax liabilities	33,380	50,363
Other liabilities	14,402	1,303
Net cash provided by operating activities	1,533	7,065

Cash flows from financing activities
Bank overdraft	21,268	(4,289)
Net borrowing from officers	9,885	23,900
Proceeds from issuance of common stock	-	19,980
Repayments of long-term debt	(32,686)	(46,656)
Net cash (used in) provided by financing activities	(1,533)	7,065

Net increase/(decrease) in cash	-	-
Cash at beginning of Period	-	-
Cash at end of Period	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$ 1,533	$ 10,361

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

The results of operations for the three and six month periods ended January 31, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2004.

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

Earnings (Loss) Per Share

In 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock.  SFAS No. 128 supersedes the provisions of APB No. 15, and required the presentation of basic earnings per shares and diluted earnings per share.  the Company has adopted the provisions of SFAS No. 128 effective March 21, 2001.

Basic earnings (loss) per share is calculated by dividing the earnings net (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated assuming the issuance of common shares resulting from the exercise of stock options and warrants.  Dilutive securities are not included in the calculation of loss per shares because their effect would have been anti-dilutive.  Accordingly, basic and diluted earnings (loss) per shares are the same for the three and six month periods ended January 31, 2004 and 2003.

NOTE 2:    RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards.

In January 2003, the FASB issued Interpretation No. 46:  "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN46")."  In December 2003, the FASB issued a revised FIN 46 "46R" that replaced the original FIN 46.  FIN 46R addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The Company will be required to implement the other provisions of FIN46R in 2003 and 2004.

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

NOTE 3:    LONG-TERM DEBT

Long-term debt consists of the following as of January 31, 2004 and July 31, 2003:

	JANUARY 31, 2004	JULY 31, 2003

The Company's CEO has entered into a loan agreement for the acquisition of the excimer laser used in the operations of the Company. By oral agreement, the Company is acquiring the laser from the CEO under terms which mirror the original loan agreement. This loan bears interest at 10% per annum with interest and principal payable in monthly installments of approximately $6,200. The note is secured by a first security interest in the excimer laser and related equipment. The note was due in November 2003, and was paid off in February, 2004.	$6,136	$30,174

Capital lease obligation bearing interest at 5.22% per annum with interest and principal payable in monthly installments of $3,158. The obligation expires in April 2005 with a $1 buyout. The lease relates to an upgrade of laser equipment with net book value of $51,130 at January 31, 2004.	57,468	66,117
	63,604	96,291
Less: Current portion	(41,877)	(65,454)

	$21,727	$30,837

NOTE 4:    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $83,597 for the six month period ended January 31, 2004, and a working capital deficiency of $810,459 and shareholders' deficiency of $784,381 as of January 31, 2004 which raises substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at January 31, 2004, anticipated cash to be generated by operations will be insufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during the next twelve month period. Therefore, the Company is seeking additional equity or debt financing, but there can be no assurance that sufficient additional financing will be available.

NOTE 5:    COMMITMENTS AND CONTINGENCIES

Litigation

A complaint was filed in New Mexico against the Company on March 31, 2003 by Mary Ratchford, a former employee.  Ms. Ratchford contends that she was fired as an employee inspite of an employment contract that she had with the Company.  The Company has responded to the charge stating that she violated her contract through non-preformance and dishonesty.  The Company intends to vigorously contest the charge and it expects a favorable outcome.  It may, in the near future, file a counterclaim against Ms. Ratchford.

Delinquent Payroll and Gross Receipts Taxes

The Company has become delinquent on employment taxes payable to the Internal Revenue Service and on gross receipts taxes payable to the State of New Mexico. The liability for these taxes has been shown on the balance sheet as of January 31, 2004. The Company has started negotiations with both the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed.

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

We currently generate on average approximately $81,979 per month in gross revenue and believe that we will require approximately $1,315,720 in gross revenue during the next 12 months to maintain our existing operations. We believe that our cash requirements during the next 12 months will be satisfied through an increase in the number of clients and eye surgery procedures, expected from our advertising and marketing efforts.

Results of operations

Revenues

We derive our revenues directly from the number of laser vision surgical procedures performed at our center. Procedures performed by our affiliated doctor generate revenue to us from the physician, who collects a fee from the patient. Procedures performed by our employed doctor generate revenue directly to us from the patient. Revenues for the quarter ended January 31, 2004 totaled $245,937 as compared to $335,318 for the quarter ended January 31, 2003. Revenues for the six months ended January 31, 2004 totaled $521,793 as compared to $671,131 for the six months ended January 31, 2003.  Total revenue is predicated on the number of procedures of laser vision correction we performed during the period.

Operating Costs

Operating costs consist of doctor fees, royalty fees, medical supplies, salaries, wages and related costs for general corporate functions. The total operating costs for the quarter ended January 31, 2004 was $328,930 as compared to $373,334 for the quarter ended January 31, 2003.  The total operating costs for the six months ended January 31, 2004 was $605,380 as compared to $790,627 for the six months ended January 31, 2003.Royalty fees are payable to the licensor of the excimer laser we use for surgical procedures and is currently $110.00 per eye.

Depreciation

Depreciation expense from the depreciation of capital items acquired for use in our operations amounted to $23,036 for the quarter ended January 31, 2004 as compared to $21,736 for the quarter ended January 31, 2003.  Depreciation expense from the depreciation of capital items acquired for use in our operations amounted to $46,072 for the six months ended January 31, 2004 as compared to $43,472 for the six months ended January 31, 2003.

Interest expense

The Company has an interest expense of $13,397 for the quarter ended January 31, 2004 as compared to $11,978 for the quarter ended January 31, 2003.   The Company has an interest expense of $19,667 for the six months ended January 31, 2004 as compared to $20,955 for the six months ended January 31, 2003.

Net loss

Our net loss for the quarter ended January 31, 2004 was $82,993 as compared to a loss of $38,016 for the quarter ended January 31, 2003.  Our net loss for the six months ended January 31, 2004 was $83,587 as compared to a loss of $119,496 for the six months ended January 31, 2003.

Liquidity and capital resources

Since our inception, we have financed our operations through revenues and capital raised through the sale of our common stock. In order to effectuate our business plan as structured we will need to raise significant capital from external sources. In addition, we intend on raising capital internally through the increase in the number of procedures we perform. We currently do not have a credit facility or any commitments for additional financing. If we are unable to obtain adequate financing from internal or external sources we may be unable to fully implement our business plan and may be forced to modify our operations. Cash flows provided by operating activities was $1,533 for the six months ended January 31, 2004 as compared to $7,065 for the six months ended January 31, 2003. There were net cash flows used in financing activities of $1,533 in the six months ended January 31, 2004 as compared to cash flows provided by financing activities for the six months ended January 31, 2003 of $7,065.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

A complaint was filed in New Mexico against the Company on March 31, 2003 by Mary Ratchford, a former employee.  Ms. Ratchford contends that she was fired as an employee inspite of an employment contract that she had with the Company.  The Company has responded to the charge stating that she violated her contract through non-preformance and dishonesty.  The Company intends to vigorously contest the charge and it expects a favorable outcome.  It may, in the near future, file a counterclaim against Ms. Ratchford.

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

Date: March 12, 2004

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

Date: March 12. 2004	/s/ Howard Silverman
Howard Silverman, President and Treasurer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Lasik America, Inc. on Form 10-QSB for the quarter ending January 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard Silverman, President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Howard Silverman

Howard Silverman

President and Treasurer

March 12, 2004