Form 10QSB
period 2004-04-30
LASIK AMERICA INC
filed 2004-06-15
CIK 1157814

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 2004

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

Class Shares outstanding at April 30, 2004

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of April 30, 2004 (Unaudited) and July 31, 2003	F-1

Condensed Statements of Operations for the three and nine months ended April 30, 2004 and 2003 (Unaudited)	F-2

Condensed Statements of Cash Flows for the nine months ended April 30, 2004 and 2003 (Unaudited)	F-3

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)	F-4 to F-6

LASIK AMERICA, INC.

CONDENSED BALANCE SHEETS

	April 30, 2004 (Unaudited)	July 31, 2003
ASSETS
Current assets
Cash	$ 1,138	$ -
Other current assets	7,473	6,107

Total current assets	8,611	6,107

Property and equipment, net of accumulated depreciation of $242,592
and $173,484, respectively	125,753	194,862

Total assets	$ 134,364	$ 200,969

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Bank overdraft	$ -	$ 3,330
Accounts payable	207,564	213,512
Gross receipts tax payable	207,933	164,851
Payroll taxes payable	277,442	229,715
Other current liabilities	143,163	102,964
Current portion of long-term debt	36,053	65,454

Total current liabilities	872,155	779,826

Long-term debt, net of current portion	15,587	30,837
Loan payable to officers	107,084	91,100

Total liabilities	994,826	901,763

Commitments and contingencies	-	-

Shareholders' deficiency
Preferred Stock, $.001 par value, 100,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized;
2,226,043 issued and outstanding	2,226	2,226
Additional paid in capital	12,639,912	12,639,912
Accumulated deficit	(13,502,600)	(13,342,932)

Total shareholders' deficiency	(860,462)	(700,794)

Total liabilities and shareholders' deficiency	$ 134,364	$ 200,969

See accompanying notes to condensed financial statements.

LASIK AMERICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003

Revenue	$ 219,512	$ 323,338	$ 741,305	$ 994,469

Costs and expenses
Operating costs	265,620	361,099	805,261	1,087,299
Depreciation	23,036	21,899	69,108	65,371
Interest	6,937	8,942	26,604	29,897

Total costs and expenses	295,593	391,940	900,973	1,182,567

NET LOSS	$ (76,081)	$ (68,602)	$ (159,668)	$ (188,098)

Basic and diluted net loss per share	$ (0.03)	$ (0.03)	$ (0.07)	$ (0.09)

Shares used to compute basic and diluted
net loss per share	2,226,043	2,226,043	2,226,043	2,224,599

See accompanying notes to condensed financial statements.

LASIK AMERICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	April 30, 2004	April 30, 2003
Cash flows from operating activities
Net loss	$ (159,668)	$ (188,098)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	69,109	65,371
Changes in operating assets and liabilities:
Decrease/(increase) in:
Prepaid expenses and other current assets	(1,366)	8,648
Increase/(decrease) in:
Accounts payable	(5,948)	17,617
Sales tax payable	43,082	57,801
Payroll tax liabilities	47,726	57,119
Other liabilities	40,199	17,218
Net cash provided by operating activities	33,134	35,676

Cash flows from investing activities
Purchase of property and equipment	-	(4,638)
Net cash used in investing activities	-	(4,638)

Cash flows from financing activities
Bank overdraft	(3,330)	(2,790)
Net borrowing from officer	15,984	23,900
Proceeds from issuance of common stock	-	19,980
Repayments of long-term debt	(44,650)	(72,128)
Net cash used in financing activities	(31,996)	(31,028)

Net increase/(decrease) in cash	1,138	-
Cash at beginning of Period	-	-
Cash at end of Period	$ 1,138	$ -

Cash paid during the period for
Interest	$ 2,071	$ 12,549

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

The results of operations for the three and nine month periods ended April 30, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2004.

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

Basic earnings (loss) per share is calculated by dividing the earnings net (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated assuming the issuance of common shares resulting from the exercise of stock options and warrants. Dilutive securities are not included in the calculation of loss per share because their effect would have been anti-dilutive. Accordingly, basic and diluted earnings (loss) per share are the same for the three and nine month periods ended April 30, 2004 and 2003.

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

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements".  Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:  (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if the occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004.  This effective date includes those entities to which Interpretation 46 had previously been applied.  However, prior to the required application of

Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity".  SFAS No. 150 establishes standards for how an issuers classifies and measure in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS no. 15 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The Company does not expect that the adoption of these pronouncements will have a material effect on the Company's financial position or results of operations.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 3:    LONG-TERM DEBT

Long-term debt consists of the following as of April 30, 2004 and July 31, 2003:

	APRIL 30, 2004	JULY 31, 2003

The Company's CEO has entered into a loan agreement for the acquisition of the excimer laser used in the operations of the Company. By oral agreement, the Company is acquiring the laser from the CEO under terms which mirror the original loan agreement. This loan bears interest at 10% per annum with interest and principal payable in monthly installments of approximately $6,200. The note is secured by a first security interest in the excimer laser and related equipment. (This note was paid off in February 2004.)	$-	$30,174

Capital lease obligation bearing interest at 5.22% per annum with interest and principal payable in monthly installments of $3,158. The obligation expires in April 2005 with a $1 buyout. The lease relates to an upgrade of laser equipment with net book value of $48,134 at April 30, 2004.	51,640	66,117
	51,640	96,291
Less: Current portion	(36,053)	(65,454)

	$15,587	$30,837

NOTE 4:    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $159,668 for the nine month period ended April 30, 2004, and a working capital deficiency of $863,544 and shareholders' deficiency of $860,462 as of April 30, 2004 which raises substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at April 30, 2004, anticipated cash to be generated by operations will be insufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during the next twelve month period. Therefore, the Company is seeking additional equity or debt financing, but there can be no assurance that sufficient additional financing will be available.

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

Delinquent Payroll and Gross Receipts Taxes

The Company became delinquent on employment taxes payable to the Internal Revenue Service and on gross receipts taxes payable to the State of New Mexico. The liability for these taxes has been shown on the balance sheet as of April 30, 2004. The Company has started negotiations with both the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed.

NOTE 6:    SUBSEQUENT EVENTS

On May 10, 2004, Lasik America, Inc. (the "Company"), Lasik Acquisition Corp., a wholly owned subsidiary of the Company ("Lasik Acquisition"); Salus Holding, Inc., a New York corporation ("Salus") and Eyemakers, Inc., a Nevada corporation and sole shareholder of Salus ("Eyemakers") entered into an Agreement and Plan of Merger, as amended (the "Agreement"), pursuant to which Lasik Acquisition is to merge into Salus and Eyemakers be issued 47.6% of the issued and outstanding stock of the Company after giving effect to the merger. The Agreement was approved by the Board of Directors of the Company and stockholders of the Company that represent 90.9% of the issued and outstanding stock of the Company at May 10, 2004.  Salus owns and operates a dialysis clinic in Italy.  The Agreement is subject to certain closing conditions and the Company expects to close the transaction within the next quarterly period.

On May 17, 2004, the Company purchased an excimer laser for use in its vision correction surgery procedures for $350,000.  The new laser is expected to dramatically reduce the operating costs associated with performing laser correction surgery.  The purchase was financed through the issuance of a note payable for the entire purchase amount payable over three years and accruing interest at the rate of 6% per annum.

The following table details the maturity of the note payable:

Year Ended
July 31, 2004	$ 17,840
July 31, 2005	110,858
July 31, 2006	117,696
July 31, 2007	103,606
$ 350,000

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

We currently generate on average approximately $82,367 per month in gross revenue and believe that we will require approximately $1,203,313 in gross revenue during the next 12 months to maintain our existing operations. We believe that our cash requirements during the next 12 months will be satisfied through an increase in the number of clients and eye surgery procedures, expected from our advertising and marketing efforts.

Results of operations

Revenues

We derive our revenues directly from the number of laser vision surgical procedures performed at our center. Procedures performed by our affiliated doctor generate revenue to us from the physician, who collects a fee from the patient. Procedures performed by our employed doctor generate revenue directly to us from the patient. Revenues for the quarter ended April 30, 2004 totaled $219,512 as compared to $323,338 for the quarter ended April 30, 2003. Revenues for the nine months ended April 30, 2004 totaled $741,305 as compared to $994,469 for the nine months ended April 30, 2003.  Total revenue is predicated on the number of procedures of laser vision correction we performed during the period.

Operating Costs

Operating costs consist of doctor fees, royalty fees, medical supplies, salaries, wages and related costs for general corporate functions. The total operating costs for the quarter ended April 30, 2004 was $297,105 as compared to $391,940 for the quarter ended April 30, 2003.  The total operating costs for the nine months ended April 30, 2004 was $902,485 as compared to $1,182,567 for the nine months ended April 30, 2003.Royalty fees are payable to the licensor of the excimer laser we use for surgical procedures and is currently $110.00 per eye.

Depreciation

Depreciation expense from the depreciation of capital items acquired for use in our operations amounted to $23,036 for the quarter ended April 30, 2004 as compared to $21,899 for the quarter ended April 30, 2003.  Depreciation expense from the depreciation of capital items acquired for use in our operations amounted to $69,108 for the nine months ended April 30, 2004 as compared to $65,371 for the nine months ended April 30, 2003.

Interest expense

The Company has an interest expense of $6,937 for the quarter ended April 30, 2004 as compared to $8,972 for the quarter ended April 30, 2003.   The Company has an interest expense of $26,604 for the nine months ended April 30, 2004 as compared to $29,897for the nine months ended April 30, 2003.

Net loss

Our net loss for the quarter ended April 30, 2004 was $76,081 as compared to a loss of $68,602 for the quarter ended April 30, 2003.  Our net loss for the nine months ended April 30, 2004 was $159,668 as compared to a loss of $188,098 for the nine months ended April 30, 2003.

Liquidity and capital resources

Since our inception, we have financed our operations through revenues and capital raised through the sale of our common stock. In order to effectuate our business plan as structured we will need to raise significant capital from external sources. In addition, we intend on raising capital internally through the increase in the number of procedures we perform. We currently do not have a credit facility or any commitments for additional financing. If we are unable to obtain adequate financing from internal or external sources we may be unable to fully implement our business plan and may be forced to modify our operations. Cash flows provided by operating activities was $33,134 for the nine months ended April 30, 2004 as compared to $35,676 for the nine months ended April 30, 2003. There were no net cash flows used in financing activities in the nine months ended April 30, 2004 as compared to cash flows used in financing activities for the nine months ended April 30, 2003 of $4,368.

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

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements".  Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:  (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if the occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004.  This effective date includes those entities to which Interpretation 46 had previously been applied.  However, prior to the required application of

Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity".  SFAS No. 150 establishes standards for how an issuers classifies and measure in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS no. 15 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The Company does not expect that the adoption of these pronouncements will have a material effect on the Company's financial position or results of operations.

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

Date: June 14, 2004

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

Date: June 14. 2004	/s/ Howard Silverman
Howard Silverman, President and Treasurer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Lasik America, Inc. on Form 10-QSB for the quarter ending April 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard Silverman, President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Howard Silverman

Howard Silverman

President and Treasurer

June 14, 2004