Form 10KSB
period 2004-07-31
CRITICAL CARE, INC
filed 2004-11-15
CIK 1157814

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES ACT OF
     1934

                        For the year ended July 31, 2004

                        Commission File Number: 333-68942

                               CRITICAL CARE, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                                88-0490720
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                         6646 Indian School Road, N.E.,
                          Albuquerque, New Mexico 87110
           -----------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                                 (505) 837-2020
               --------------------------------------------------
              (Registrant's telephone number, including area code)


                               Lasik America, Inc.
          ------------------------------------------------------------
         (Former name or former address, if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)Yes     X     No
         -----        -----

(2)Yes     X     No
        -----         -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No[X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer' revenue for the fiscal year ended July 31, 2004 was $926,652.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 2004 was $270,761 using the closing price of $0.25 on July 30, 2004 (1,083,043 shares of common stock).

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At November 1, 2004, the issuer had outstanding 9,226,043 shares of Common Stock, no par value per share.

                     DOCUMENTS INCORPORATED BY REFERENCE:

         A list of Exhibits and documents to be incorporated by reference to this Annual Report on Form 10-KSB begins on page 17.


Forward-Looking Statements

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's ability to attract customers, general economic and business conditions with respect to the business of the Company, changes in government regulations, competition and the ability of the Company to implement its business strategy and other risks discussed in this Form 10-KSB and the registration statement on Form SB-2 filed with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date of this Form 10-KSB. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should the Company later become aware that it is not likely to be achieved. If the Company were to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter.

                               Critical Care, Inc.
                             2004 FORM 10-KSB REPORT


                                TABLE OF CONTENTS
                                -----------------
Part   I                                                                    Page
--------                                                                    ----

Item 1.           Description of the Business                                1
Item 2.           Description of Property                                    4
Item 3            Legal Proceedings                                          4
Item 4            Submission of Matters to a Vote of Security Holders        4

Part   II
---------
Item 5            Market for Registrant's Common Equity and Related

                  Stockholder Matters                                        5
Item 6            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        6
Item 7            Financial Statements                                       10
Item 8            Changes in and Disagreements with Accountants on Return
                  Accounting and Financial Disclosure                        10
Item 8A           Controls and Procedures                                    10


Part   III
----------
Item 9            Directors, Executive Officers, Promoters and Control
                  Persons of the Registrant; Compliance with Section
                  16(a) of  the Exchange Act                                 12
Item 10           Executive Compensation                                     14
Item 11           Security Ownership of Certain Beneficial Owners And
                  Management and Related Stockholder Matters                 15
Item 12           Certain Relationships and Related Transactions             16
Item 13           Exhibits and Reports on Form 8-K                           17
Item 14           Principal Accountant Fees and Services                     17
                  Signatures                                                 18

PART I
------

ITEM 1.       DESCRIPTION OF THE BUSINESS

Critical Care, Inc. f/k/a Lasik America, Inc. ("Critical" or the "Company") provides laser vision correction procedures to individuals, at its New Mexico Center Office in Albuquerque, New Mexico. Critical's ophthalmologist provides these services using state-of-the-art excimer laser technology. Critical opened its first Critical center in Albuquerque, New Mexico in May 2001. Management has changed the Company's business plans from the Lasik business into the dialysis business with the acquisition of Salus Holding, Inc. and its belief that the dialysis business will offer the Company a greater opportunity for growth and long term success.

Corporate background
--------------------

The Company was incorporated in Nevada on March 21, 2001 as Lasik America, Inc. and since that time has been providing laser vision correction services using the VISX, Incorporated excimer laser. On October 26, 2004, the Company changed its name to "Critical Care, Inc." by filing an amendment to its certificate of incorporation with the Secretary of State of the State of Nevada.

Business Strategy
-----------------

On August 5, 2004, a subsidiary of the Company, Lasik Acquisition Corp., consummated its merger with Salus Holding, Inc. ("Salus"). Pursuant to the merger agreement, the shareholders of Salus have been issued 2,000,000 shares of common stock of the Company.

The sole shareholder of Salus, Homeland Security Technology, Inc., was issued 2,000,000 shares of Critical's Common Stock that approximated 47.3 percent of the outstanding shares of Critical calculated on a fully diluted basis at the date of issuance. In addition, as of August 4, 2004, Ernest B. Remo, former President and Chairman of the Board of Directors of Salus, has assumed the position of Chief Executive Officer and Chairman of the Board of Directors of Critical. Howard Silverman assumed the position of President and member of the Board of Directors of Critical.

Salus is the sole shareholder in Icon Salus S.r.l., a company formed under the laws of Italy ("Icon Salus"). Icon Salus is developing a dialysis clinic in Italy as well as the rights to acquire additional dialysis clinics. Management believes that expanding into the dialysis business will offer the Company a greater opportunity for growth and long term success. The Company is currently seeking other opportunities to expand into this business.

The decision to consummate the Salus transaction was prompted by the lack of dialysis facilities in Italy as well as world wide. Management believes that there is a worldwide growth in kidney disease worldwide which creates a great and continually increasing demand for dialysis services. Management has determined that the dialysis business offers greater return on investment than the Lasik business.


Salus has leased a facility and is in the process of opening a dialysis facility in Amaseno, Italy. Management expects that the initial projections for the Amaseno clinic will include treating between 20 and 30 patients for a total of 240 to 360 treatments per month. Management anticipates that this will result in gross revenues from the Amaseno clinic of between Euro 1,000,000 and Euro 1,500,000 (US$1,300,000 and US$1,950,000) in the first year of operations. The Italian government health care system reimburses facilities such as the Amaseno facility 100% of the patients costs of such dialysis treatments. The Amaseno facility is scheduled to commence operations within 60 days.

Management plans to open one clinic per year in Europe as well as continuing to seek acquisitions or established clinics.

On November 1, 2004, the Company acquired certain rights to purchase a group of five dialysis clinics from Icon Veneto srl, an Italian company, pursuant to a rights purchase agreement. The rights purchased consist of a binding letter of intent assigned to the Company pursuant to the agreement. Pursuant to the rights purchase agreement the Company issued to Icon Veneto 100,000 shares of preferred stock of the Company. The preferred stock is convertible into 10,000,000 shares of common stock of the Company. The five dialysis clinics which are the subject of the rights purchase agreement have established revenues of over Euro 4,000,000 (US$5,250,000). Management is currently negotiating the terms of the purchase of the five clinics and expects to consummate the purchase of the clinics within six months.

Management plans to open one clinic per year in Europe as well as continuing to seek acquisitions of established clinics. In addition, Management is seeking acquisitions of dialysis clinics in the United States

Dialysis Business
-----------------

Kidneys act as a filter removing harmful substances and excess water from the blood, enabling the body to maintain proper and healthy balances of chemicals and water. Chronic kidney failure, ESRD, results from chemical imbalance and buildup of toxic chemicals, and is a state of kidney disease characterized by advanced irreversible renal impairment. ESRD is a likely consequence of complications resulting from diabetes, hypertension, advanced age, and specific hereditary, cystic and urological diseases. ESRD patients, in order to survive, must either obtain a kidney transplant, which procedure is limited due to lack of suitable kidney donors and the incidence of rejection of transplanted organs, or obtain dialysis treatments for the rest of their lives.

Based upon information published by CMS, the number of ESRD patients requiring dialysis treatments in the United States is approximately 300,000, and continues to grow at a rate of approximately 6% a year. This is thought to be attributable primarily to the aging of the population and greater patient longevity as a result of improved dialysis technology. The statistics further reflect approximately 4,200 dialysis facilities, with the current annual cost of treating ESRD patients in the United States at approximately $22.8 billion.

ESRD Treatment Options
----------------------

Treatment options for ESRD patients include (1) hemodialysis, performed either at (i) an outpatient facility, or (ii) inpatient hospital facility, or (iii) the patient's home; (2) peritoneal dialysis, either continuous ambulatory peritoneal dialysis or continuous cycling peritoneal dialysis; and/or (3) kidney transplant. A significant portion of ESRD patients receive treatments at non-hospital owned outpatient dialysis facilities (according to CMS, approximately 80%) with most of the remaining patients treated at home through hemodialysis or peritoneal dialysis. Patients treated at home are monitored by a designated outpatient facility.

The most prevalent form of treatment for ESRD patients is hemodialysis, which involves the use of an artificial kidney, known as a dialyzer, to perform the function of removing toxins and excess fluids from the bloodstream. This is accomplished with a dialysis machine, a complex blood filtering device which takes the place of certain functions of the kidney and also controls external blood flow and monitors the toxic and fluid removal process. The dialyzer has two separate chambers divided by a semi-permeable membrane, and simultaneously with the blood circulating through one chamber, dialyzer fluid is circulated through the other chamber. The toxins and excess fluid pass through the membrane into the dialysis fluid. On the average, patients usually receive three treatments per week with each treatment taking three to five hours. Dialysis treatments are performed by teams of licensed nurses and trained technicians pursuant to the staff physician's instructions.

Home hemodialysis treatment requires the patient to be medically suitable and have a qualified assistant. Additionally, home hemodialysis requires training for both the patient and the patient's assistant, which usually encompasses four to eight weeks. Dialysis Corporation of America does not currently provide home hemodialysis (non-peritoneal) services. The use of conventional home hemodialysis has declined and is minimal due to the patient's suitability and lifestyle, the need for the presence of a caregiver and a dialysis machine at home, and the higher expense involved as compared with continuous ambulatory peritoneal dialysis.

A second home treatment for ESRD patients is peritoneal dialysis. There are several variations of peritoneal dialysis, the most common being continuous ambulatory peritoneal dialysis and continuous cycling peritoneal dialysis. All forms of peritoneal dialysis use the patient's peritoneal (abdominal) cavity to eliminate fluid and toxins from the patient. Continuous ambulatory peritoneal dialysis utilizes dialysis solution infused manually into the patient's peritoneal cavity through a surgically-placed catheter. The solution is allowed to remain in the abdominal cavity for a three to five hour period and is then drained. The cycle is then repeated. Continuous cycling peritoneal dialysis is performed in a manner similar to continuous ambulatory peritoneal dialysis, but utilizes a mechanical device to cycle the dialysis solution while the patient is sleeping. Peritoneal dialysis is the third most common form of ESRD therapy following center hemodialysis and renal transplant.

While kidney transplantation, another treatment option for patients with ESRD, is typically the most desirable form of therapeutic intervention, the scarcity of suitable donors and possibility of donee rejection limits the availability of this surgical procedure as a treatment option.

Employees
---------

At July 31, 2004, the Company operated with approximately 5 employees and consultants. There is no collective bargaining agreement in place.

Corporate Information
---------------------

We were incorporated in Nevada on on March 21, 2001 as Lasik America, Inc. On October 26, 2004, the Company changed its name to "Critical Care, Inc." by filing an amendment to its certificate of incorporation with the Secretary of State of the State of Nevada. On August 5, 2004, a subsidiary of the Company, Lasik Acquisition Corp., consummated its merger with Salus Holding, Inc. ("Salus"). Pursuant to the merger agreement, the shareholders of Salus have been issued 2,000,000 shares of common stock of the Company.

The sole shareholder of Salus, Homeland Security Technology, Inc., was issued 2,000,000 shares of Critical's Common Stock that approximate 47.3 percent of the outstanding shares of Critical calculated on a fully diluted basis as of the date of issuance. In addition, as of August 4, 2004, Ernest B. Remo, former President and Chairman of the Board of Directors of Salus, has assumed the position of Chief Executive Officer and Chairman of the Board of Directors of Critical. Howard Silverman assumed the position of President and member of the Board of Directors of Critical.

Salus is the sole shareholder in Icon Salus S.r.l., a company formed under the laws of Italy ("Icon Salus"). Icon Salus is developing a dialysis clinic in Italy as well as the rights to acquire additional dialysis clinics.

On October 28, 2004, the Company acquired certain rights to purchase a group of five dialysis clinics from Icon Veneto srl, an Italian company, pursuant to a rights purchase agreement. The rights purchased consist of a binding letter of intent assigned to the Company pursuant to the agreement. Pursuant to the rights purchase agreement the Company issued to Icon Veneto 100,000 shares of preferred stock of the Company. The preferred stock is convertible into 10,000,000 shares of common stock of the Company. The five dialysis clinics which are the subject of the rights purchase agreement have established revenues of over Euro 4,000,000 (US$5,250,000). Management is currently negotiating the remaining terms of the purchase of the five clinics and expects to consummate the purchase of the clinics within six months.

Our principal executive offices are located at 6646 Indian School Road, N.E., Albuquerque, New Mexico 87110. Our telephone number is (505) 837-2020, fax number is (505) 837-9111.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases a 2,200 square foot facility in New Mexico for a lease of $ 3,470 per month. The Company also leases a 3,000 square foot dialysis facility in Amaseno, Italy for Euro 1000 per month.

ITEM 3.  LEGAL PROCEEDINGS

On or about December 17, 2002, a charge of discrimination against the Company was filed with the United States Equal Employment Opportunity Commission (the "EEOC") by Donna L. Smith-Howard, alleging that she was terminated without a valid reason and denied severance benefits in violation of Title VII of the Civil Rights Act of 1964 as amended.

The Company has responded to and denied the charge, stating that Ms. Smith-Howard, a probationary employee, was terminated due to the elimination of her position because of a lack of sufficient business that would justify her position, and the duties assigned to her were then reassigned to another employee with greater seniority.

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

Critical is involved in other various legal proceedings and claims incident to the normal conduct of its business. Critical believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

Item 4.  Submission Of Matters To A Vote Of Security Holders

On October 26, 2004, stockholders representing a majority of the issued and outstanding common stock of the Company executed a written consent providing for an amendment to the Company's Certificate of Incorporation changing its name to Critical Care, Inc.

                                     PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock

From March 24, 2004 until October 27, 2004, Critical's Common Stock has traded on the over-the-counter electronic bulletin board under the symbol "LSIK.OB". On October 27, 2004, the Company's trading symbol was changed to "CTCC.OB" to reflect the name change. The price ranges presented below represent the highest and lowest quoted sales prices during 3rd and 4th quarter of 2004 which the Company was traded as reported by Nasdaq. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

         Year         Period                       Sales Information
         ----         ------                       -----------------

                                           High                       Low
                                           ----                       ---
         2004         3rd Quarter          $ 1.75                     $ 0.75
                      4rd Quarter          $ 1.84                     $ 0.25

As reported by the Nasdaq OTC Bulletin Board, on July 31, 2004 the closing price of the Common Stock was $ 0.25 per share.

Stockholders


At July 31, 2004 there were 2,226,043 shares outstanding and approximately 27 holders of record of Common Stock. We believe there is in excess of 30 beneficial owners of our Common Stock, some of whose shares are held in street name.

On August 5, 2004, a subsidiary of the Company, Lasik Acquisition Corp., consummated its merger with Salus Holding, Inc. ("Salus"). Pursuant to the merger agreement, the shareholders of Salus have been issued 2,000,000 shares of common stock of the Company. The sole shareholder of Salus, Homeland Security Technology, Inc., was issued 2,000,000 shares of Critical's Common Stock that approximate 47.3 percent of the outstanding shares of Critical calculated on a fully diluted basis at the date of issuance.

On October 28, 2004, the Company acquired certain rights to purchase a group of five dialysis clinics from Icon Veneto srl, an Italian company, pursuant to a rights purchase agreement. Pursuant to the rights purchase agreement the Company issued to Icon Veneto 100,000 shares of preferred stock of the Company. The preferred stock is convertible into 10,000,000 shares of common stock of the Company. The five dialysis clinics which are the subject of the rights purchase agreement have established revenues of over Euro 4,000,000 (US$5,250,000).

At November 1, 2004 there were 9,226,043 shares outstanding; and 100,000 shares of preferred stock outstanding. (19,326,043 shares of common stock outstanding on a fully diluted basis)

Dividend Policy

We have not paid, and our board of directors does not presently intend to declare, any dividends on our Common Stock in the foreseeable future. We anticipate that all of our earnings and other resources, if any, will be retained by us for investment in our business.



Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of July 31, 2004 about Critical's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans.

                          Number of             Weighted-average        Number of Securities
                          securities to         exercise price of       remaining
                          be issued             outstanding             available for
                          upon                  options, warrants       future issuance
                          exercise of           and rights              under equity
                          outstanding                                   compensation plans
                          options,                                      (excluding securities
                          warrants and                                  reflected in column
                          rights                                        (a)
                          --------------------------------------------------------------------
Equity Compensation
Plans approved by
Security holders

2004 Stock Award
and Incentive Plan            0                        0                        0

Equity Compensation
Plan not approved by
Security holders              0                        0                        0
----------------------------------------------------------------------------------------------
Total                         0                        0                        0
----------------------------------------------------------------------------------------------

Recent Sales of Unregistered Securities

On August 18, 2004, Critical's' 2004 Stock Award & Incentive Plan was approved by the Board of Directors. A total of 5,000,000 shares of common stock were reserved and available for grant under the 2004 Plan. As of November 1, 2004, 5,000,000 shares were issued pursuant to the plan.


On August 5, 2004, a subsidiary of the Company, Lasik Acquisition Corp., consummated its merger with Salus Holding, Inc. ("Salus"). Pursuant to the merger agreement, the shareholders of Salus have been issued 2,000,000 shares of common stock of the Company. The sole shareholder of Salus, Homeland Security
Technology, Inc., was issued 2,000,000 shares of Critical's Common Stock that approximated 47.3 percent of the outstanding shares of Critical calculated on a fully diluted basis at the date of issuance.


Item 6.  Management's Discussion and Analysis of Financial Condition and
Results of Operation

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

                                       6

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

We currently generate on average approximately $78,000 per month in gross revenue and believe that we will require approximately $400,000 in gross revenue during the next 12 months to maintain our existing operations. We believe that our cash requirements during the next 12 months will be satisfied through the operations of the Amaseno dialysis facility which we expect to commence within 60 days.

On August 5, 2004, a subsidiary of the Company, Lasik Acquisition Corp., consummated its merger with Salus Holding, Inc. ("Salus"). Pursuant to the merger agreement, the shareholders of Salus have been issued 2,000,000 shares of common stock of the Company. The sole shareholder of Salus, Homeland Security Technology, Inc., was issued 2,000,000 shares of Critical's Common Stock that approximate 47.3 percent of the outstanding shares of Critical calculated on a fully diluted basis. In addition, as of August 4, 2004, Ernest B. Remo, former President and Chairman of the Board of Directors of Salus, has assumed the position of Chief Executive Officer and Chairman of the Board of Directors of Critical. Howard Silverman assumed the position of President and member of the Board of Directors of Critical. Salus is the sole shareholder in Icon Salus S.r.l., a company formed under the laws of Italy ("Icon Salus").

On November 1, 2004, the Company acquired certain rights to purchase a group of five dialysis clinics from Icon Veneto srl, an Italian company, pursuant to a rights purchase agreement. Pursuant to the rights purchase agreement the Company issued to Icon Veneto 100,000 shares of preferred stock of the Company. The preferred stock is convertible into 10,000,000 shares of common stock of the Company. The five dialysis clinics which are the subject of the rights purchase agreement have established revenues of over Euro 4,000,000 (US$5,250,000).

The following table sets forth, for the years ended July 31, 2004 and 2003, operating information expressed as a percentage of revenue. The results of operations data for the years ended July 31, 2004 and 2003 are not necessarily indicative of the results to be expected for future periods.

                                      Year Ended July 31,    Year Ended July 31,
                                             2004                   2003

Revenues                                             100%                   100%
Operating Costs                                      117%                   107%
Depreciation expense                                  11%                     7%
Interest expense                                       6%                     3%
Write Off of Accounts Payable                         14%                     --
Total Costs and Expenses                             119%                   116%
Net loss                                              19%                    16%

Results of operations
---------------------

Revenues

We derive our revenues directly from the number of laser vision surgical procedures performed at our center. Procedures performed by our affiliated doctor generate revenue to us from the physician, who collects a fee from the patient. Procedures performed by our employed doctor generate revenue directly to us from the patient. Revenues for the year ended July 31, 2004 totaled $926,652 as compared to $1,308,640 for the year ended July 31, 2003. Total revenue is predicated on the number of procedures of laser vision correction we performed during the period.

Operating Costs

Operating costs consist of doctor fees, royalty fees, medical supplies, salaries, wages and related costs for general corporate functions. The total operating costs for the year ended July 31, 2004 was $1.081,423 as compared to $1,397,238 for the year ended July 31, 2003. As a percentage of revenue, operating costs equaled 117% of total revenue during the period as compared to 107% for the year ended July 31, 2003. Royalty fees are payable to the licensor of the excimer laser we use for surgical procedures and is currently $110.00 per eye.

Non-cash compensation expense

Non-cash compensation expense consists of expenses related to common stock issued in exchange for services. There was no Non-cash compensation expense for the years ended July 31, 2004 and July 31, 2003.

Depreciation

Depreciation expense for the year ended July 31, 2004 amounted to $101,706 from the depreciation of capital items acquired for use in our operations as compared to $87,922 for the year ended July 31, 2003.

Interest expense

The Company incurred interest expense of $41,267 for the year ended July 31, 2004 as compared to $38,779 for the year ended July 31, 2003. This results from our financing costs of some of our capital equipment and interest accrued on delinquent payroll and gross receipt taxes.

Write off of Accounts Payable

During the year ended July 31, 2004 the Company removed $125,370 of accounts payable for specific balances that were either renegotiated with the vendor or determined to be not owed by the Company.

Net loss

Our net loss for the year ended July 31, 2004 was $(172,374) as compared to $(215,299) for the year ended July 31, 2003.

Liquidity and capital resources

Since our inception, we have financed our operations through revenues and capital raised through the sale of our common stock. In order to effectuate our business plan as structured we will need to raise significant capital from external sources. In addition, we intend on raising capital internally through the increase in the number of procedures we perform. We currently do not have a credit facility or any commitments for additional financing. If we are unable to obtain adequate financing from internal or external sources we may be unable to fully implement our business plan and may be forced to modify our operations. Cash flows provided by operating activities was $23,288 for the year ended July 31, 2004 as compared to $71,796 for the year ended July 31, 2003. Net cash used in investing activities was $24,191 for the year ended July 31, 2003; no net cash was used in investing activities for the year ended July 31, 2004. Net cash flows provided by (used in) financing activities of ($23,288) in the year ended July 31, 2004 as compared to $(47,605) for the year ended July 31, 2003.

Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at July 31, 2004, anticipated cash to be generated by operations will be insufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during

2005. Therefore, the Company is seeking additional equity or debt financing, but there can be no assurance that sufficient additional financing will be available.

Delinquent Payroll and Gross Receipts Taxes

During the year ended July 31, 2002, the Company became delinquent on employment taxes payable to the Internal Revenue Service and on gross receipts taxes payable to the State of New Mexico. The liability for these taxes has been shown on the balance sheet as of July 31, 2004 and 2003. The Company has entered into an installment payment arraignment with respect to the Internal Revenue Service. The Company has started negotiations with the State of New Mexico and expects to payoff the entire amount of tax owed. During the year ended July 31, 2004, the Internal Revenue Service filed a lien against all of the assets of the Company related to the delinquent payroll taxes.

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

Interpretation No.46R addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest, the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected loss.

Interpretation No. 46R, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 as revised, applies to small business issues no later than the end of the first reporting period that ends after December 15, 2004.

This effective date includes those entities to which Interpretation No. 46R had previously been applied. However, prior to the required application of Interpretation No. 46R, a public entity that is a small business issuer shall apply Interpretation No. 46R or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

Interpretation No. 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.


Item 7.  Financial Statements

The report of the Critical's Independent Auditor, the Critical's financial statements and notes to financial statements appear herein commencing on Page F-1.


Item 8.  Changes In and Disagreements with Accountants on Accounting and
Financial

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, Critical's principal executive officer/principal accounting officer have concluded that Critical's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in Critical's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant; and Management and Related Stockholder Matters

The table below lists, as of July 31, 2004, the names of the Directors and Executive Officers of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. The Executive Officers serve at the pleasure of the Board of Directors. All Directors and Executive Officers are residents and citizens of the United States.

         Name                            Age         Date Elected or Appointed
         ----                            ---         -------------------------
Ernest B. Remo, Chairman, CEO,            65          August 4, 2004
and Director
Dr. Howard Silverman, Chairman, CEO,      62          May 21, 2001; resigned
                                                      October 28, 2004
Treasurer and Director
Robert S. Helmer, COO                     48          May 21, 2001
Stuart S. Greenberg, Director             71          May 21, 2001
Malcolm Bauer, Director                   58          October 28, 2004

Ernest B. Remo was appointed CEO and Chairman of the Board of Directors of the Company pursuant to the Merger. Subsequently, On October 28, 2004, Dr. Howard Silverman resigned his position as President and Treasurer and member of the Board of Directors. Since 1998, Mr. Remo was the Chief Executive Officer and Chairman of the Board of Homeland Security Technology, Inc. f/k/a Eyemakers, Inc. Since 2003, Mr. Remo also served as President and member of the board of directors of Salus Holding, Inc.

Dr. Howard P. Silverman is Critical's founding shareholder and was its chief executive officer, chairman of the board, treasurer and a director, since its inception. He has been involved in various companies developing products and methods of delivery from the ophthalmic industry. Such companies include Precision Contract Lens Labs, Inc., Diversified Health Industries, Inc., Hydro Optics, Inc., Staar Surgical Company and Vision Science, Inc. From 1991 until the date Lasik was incorporated, Dr. Silverman has been actively involved in a private consulting business designed to address the capital and corporate structural needs of companies in the ophthalmic and vision correction industries. In addition, from 1994 to 1997, Dr. Silverman served as an investment banking professional at Rickel & Associates, in New York, New York. Pursuant to the Merger, Dr. Silverman assumed the office of president of the Company and member of the Board of Directors of the Company. On October 28, 2004, Dr. Silverman resigned his positions on the Board of Directors and as president of the Company.

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

Stuart S. Greenberg became one of Lasik's directors in May, 2001. Mr. Greenberg has worked with a number of leading investment banking and securities firms for over 35 years, having entered the field in 1960 with Merrill Lynch. From March 2001 to the present, Mr. Greenberg has served as the managing director of the investment banking division of West America Securities Corp., located in Westlake Village, California. From March 1999 to February 2001, Mr. Greenberg was the managing director of R.H. Investment Corp., an investment banking firm located in Los Angeles, California. From March 1992 to April 1996, he served in the capacities of chairman of the board and the chief executive officer of Baraban Securities. During a portion of that same time frame, Mr. Greenberg also functioned as the chairman of the board and chief executive officer of M.A. Investment Corp. out of Los Angeles, California. Mr. Greenberg has experience as branch manager, regional sales manager, as well as national sales manager during his tenure in the securities and brokerage industry. He received his bachelors degree from the City College of New York and a banking certification from the American Banking Institute of Banking in New York, New York.
Malcolm Bauer was appointed to the Board of Directors of the Company on October 28, 2004. For each of the last five years, Mr. Bauer has been working as a consultant to small cap companies with respect to acquisitions, financings and investment banking services.

On October 28, 2004, Dr. Howard P. Silverman President and member of the Board of Directors of the Critical, resigned from his position as President of Critical and member of the Board of Critical. On October 28, 2004, members of the Board of Directors of Critical, appointed Malcolm Bauer as a member of the Board of Directors to serve until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

Our board of directors is elected at each annual meeting of shareholders. Each director holds office until his successor is duly elected and qualified or until his or her earlier resignation or removal.

Officers are elected annually by the Board of Directors and serve at their direction.

There are no family relationships between any of the officers and/or directors.

Committees

The Board of Directors does not have a Compensation, Audit or Nominating Committee, and the usual functions of such committees are performed by the entire Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of Critical's equity securities to file certain reports regarding ownership of, and transactions in, Critical's securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish Critical with copies of all Section 16(a) reports that are filed with the SEC.

There were no annual grant of options given to the directors of Critical in fiscal 2004. To the best of our knowledge, all other Forms 3, 4, and 5 required to be filed during the year ended July 31, 2004 were not timely filed.



Item 10.  Executive Compensation

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Company's Chief Executive
Officers in the prior three completed fiscal years (the "Named Officers"). There are no other executive officers whose compensation exceeded $100,000 in the year ended July 31, 2004.


                                         Annual Compensation               Long-term Compensation
                                     -------------------------------   ---------------------------------
                                                                               Awards            Payouts
                                                                       ---------------------------------
                                                                       Restricted  Securities
  Name and Principal                                    Other Annual     Stock     Underlying      LTIP       All Other
    Position                 Year    Salary     Bonus   Compensation    Award(s)   Options/SARs   Payouts   Compensation
    --------                 ----    ------     -----   ------------    --------   ------------   -------   ------------
Howard Silverman
CEO/Chairman/Treasurer/      2002       0         0           0            0           0
Director1                    2003       0         0           0            0           0
                             2004       0         0           0            0           0                          0


Ernest B. Remo
CEO/Chairman/Director2       2004       0         0           0            0           0                          0

1 Dr. Silverman resigned his position as CEO, Chairman, Treasurer and Director on October 28, 2004.

2 Ernest B. Remo was appointed CEO and Chairman of the Board of Directors of the Company pursuant to the Merger. Subsequently, On October 28, 2004, Dr. Howard
Silverman resigned his position as President and Treasurer and member of the Board of Directors.

Director's Compensation

Our directors do not receive any fees or other compensation in connection with their services as directors.


                           OPTIONS/SAR GRANTS IN 2004

The Company has not granted any options not are any options outstanding to its executive officers during 2004.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of the Company does not have a compensation committee.
The Board of Directors determines executive compensation, based on corporate performance and market conditions.

                                       14

Stock Option Plan

2002 Stock Award and Incentive Plan

In August 18, 2004, Critical's 2004 Stock Award and Incentive Plan was adopted and ratified. The 2004 Plan provided for a broad range of awards, including incentive and non-qualified options, restricted and deferred stock, performance awards, stock appreciation rights and other types of equity awards.

Item 11. Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

The following table sets forth information, as of July 31, 2004, based upon information obtained from the persons named below, regarding beneficial ownership of the Company's Common Stock by (i) each current director and nominee for director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table set forth under the caption "Executive Compensation," below, (iii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of its Common Stock and (iv) all executive officers and directors of the Company as a group.


----------------------- --------------------- --------------------
                        Number of Shares of
Name and Address of         Common Stock
Beneficial Owner         Beneficially Owned     Percent of Class
        (1)                      (2)                  (3)
----------------------- --------------------- --------------------
Ernest B. Remo                         3,000                    *
----------------------- --------------------- --------------------
Dr. Howard Silverman                 140,000                 3.3%
----------------------- --------------------- --------------------
Robert Helmer                        150,000                 3,5%
----------------------- --------------------- --------------------
Malcolm Bauer                              0                    *
----------------------- --------------------- --------------------
Stuart Greenberg                      50,000                 1.2%
----------------------- --------------------- --------------------
SM Gheric Trust1                     950,000                22.5%
----------------------- --------------------- --------------------
Directors & Executive                343,000                 8.1%
Officers as a group
(three persons)
----------------------- --------------------- --------------------
----------------------- --------------------- --------------------

(*) Less than 1%

(1) SM Gheric Trust - The trustee is Bruce M. Silverman and the beneficiaries of the trust assets are Bruce Silverman, Jeffrey Silverman, and Jodi Silverman.

(2) The number of shares of Common Stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which such person or entity has the right to acquire within sixty days after July 31, 2004. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such person of beneficial ownership of such shares. The information is based upon information furnished by the person listed.

(3) Assumes with respect to options, the shares underlying only those options deemed beneficially owned by the shareholder.



The following table sets forth ownership information as of the November 1, 2004, following the closing of the Merger, with respect to: (i) each current director or executive officer of the Company; (ii) all directors and executive officers of the Company as a group, prior to the closing of the Merger and following the closing of the Merger; and (iii) each person known to the Company to be a beneficial owner of more than 5% of the outstanding voting securities of the Company. As of November 1, 2004, there is 9,226,043 shares of common stock issued and outstanding and no shares of preferred stock outstanding. Each share of common stock is entitled to one vote.


                           Number of
                           Shares of                 Number of Shares of
                           Common Stock              Common Stock               Percent of Common
Name and Address           Beneficially Owned        Beneficially Owned         Stock Issued
of Beneficial              Prior to Merger           Following Merger           Following Merger
Owner (1)                  Closing(2)                Closing(3)                 Closing(3)
----------------------   --------------            --------------             -------------
Ernest B. Remo                 3,000                 2,003,000                  21.5%
Dr. Howard Silverman         140,000                   140,000                   1.5%
Robert Helmer                150,000                   150,000                   1.6%
Malcolm Bauer                      0                         0                    -
Stuart Greenberg              50,000                    50,000                    *
Directors and Officers
as a group                   343,000                 2,343,000                  25.1%

(*) Less than 1%

(1) The address for each of Mr. Remo, Mr. Helmer, Mr. Bauer and Mr. Greenberg is at the Company's offices. The address for Dr. Howard Silverman is
_________________________________.

(2) The number of shares of Common Stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which such person or entity has the right to acquire within sixty days after the record date. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such person of beneficial ownership of such shares. The information is based upon information furnished by the person listed.

Item 12.  Certain Relationships and Related Transactions

Dr. Howard Silverman, former president and director of the Company made a loan to the Company totaling $80,985 as of July 31, 2004, and $91,100 as of July 31, 2003. Robert Helmer, the chief operating officer of the Company, made a loan to the Company totaling $17,494 as of July 31, 2004. The loans bear interest at the Internal Revenue Service's applicable federal rate. Unpaid interest on the loans as of July 31, 2004 and 2003 was $7,541 and $4,751, respectively, which is included in accrued expenses.

During April 2001, the Company acquired certain medical and office equipment from a related entity via the execution of a promissory note by Dr. Howard
Silverman to the related entity. The Company orally agreed to acquire the equipment from Dr. Howard Silverman under the same terms. This promissory note was assigned by the related entity to the Internal Revenue Service. During 2002 this note was assumed and satisfied by an executive officer of the Company.

                                       16

During the year ended July 31, 2004, the Company purchased medical equipment from Dr. Howard Silverman for $200,000 which represented the historical cost basis of the purchased asset. The purchase price of the this equipment is included as an account payable to Dr. Howard Silverman as of July 31, 2004.

Item 13.  Exhibits And Reports On Form 8-K

Exhibits:
---------

     31.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



Reports on Form 8-K

     Form 8-K filed with the Securities and Exchange Commission by the Company on November 15, 2004 with respect to the resignation of Dr. Howard Silverman from the Board of Directors and Presidency of the Company and the appointment of Malcolm Bauer as a member of the Board of Directors of the Company.

     Form 8-K filed with the Securities and Exchange Commission by the Company on October 29, 2004 with respect to the name change of the Company to Critical Care, Inc.

     Form 8-K filed with the Securities and Exchange Commission by the Company on August 4, 2004 with respect to the merger of Salus Holding, Inc and Lasik Acquisition Corp.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for us by Weinberg & Company, LLP, for fiscal years ended July 31, 2004 and 2003, are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are billed in the fiscal years.

                                    FISCAL YEAR 2004          FISCAL YEAR 2003
AUDIT FEES                          $ 34,600                  $   -
AUDIT-RELATED FEES                  $   -                     $   -
TAX FEES                            $   -                     $   -
ALL OTHER FEES                      $   -                     $   -
                                    --------                  --------
         TOTAL                      $ 34,600                  $   -
                                    ========                  ========

Audit fees for the fiscal years ended July 31, 2004 and 2003, were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, and other assistance required to complete the year end audit of the consolidated financial statements.

As we do not have a formal audit committee (see end of Item 9 above), the services described above were approved by the Board of Directors under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as we do not have a formal audit committee, the Board of Directors . approved the procedures of the independent auditor.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2004.

                                            CRITICAL CARE, INC.


                                            By:  /s/  Ernest B. Remo
                                               --------------------------------
                                                      Ernest B. Remo
                                                      Chairman of the Board and
                                                      Chief Executive Officer


In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.




/s/  Ernest B. Remo               Chairman of the Board        November 15, 2004
-----------------------------     and Chief Executive Officer
     Ernest B. Remo               (Principal Executive Officer)

/s/  Stuart Greenberg             Director                     November 15, 2004
-----------------------------
     Stuart Greenberg

/s/  Malcolm Bauer                Director                     November 15, 2004
-----------------------------
     Malcolm Bauer

                       CRITICAL CARE, INC. AND SUBSIDIARY
                           (F/K/A LASIK AMERICA, INC.)
                        CONSOLIDATED Financial Statements

                   fOR THE YEARS ENDED JULY 31, 2004 AND 2003

                                TABLE OF CONTENTS




REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM    ...........................     1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of July 31, 2004 and 2003.............     2

     Consolidated Statements of Operations for the years ended
     July 31, 2004 and 2003 ..............................................     3

     Consolidated Statements of Shareholders' Deficiency for the
     years ended July 31, 2004 and 2003...................................     4

     Consolidated Statements of Cash Flows for the years ended
     July 31, 2004 and 2003 ..............................................     5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...............................6 - 15

                   REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Critical Care, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Critical Care, Inc. (f/k/a Lasik America, Inc) and Subsidiary (the "Company") as of July 31, 2004 and 2003 and the related consolidated statements of operations, changes in shareholders' deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Critical Care, Inc. and Subsidiary as of July 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss of $172,374 for the year ended July 31, 2004, and had a working capital deficiency of $1,077,845 and a shareholders' deficiency of $873,168 as of July 31, 2004 that raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  WEINBERG & COMPANY, P.A.
----------------------------------
     WEINBERG & COMPANY, P.A.

Boca Raton, Florida
November 10, 2004



                          CRITICAL CARE, INC. AND SUBSIDIARY
                              (F/K/A LASIK AMERICA, INC.)
                              CONSOLIDATED BALANCE SHEETS
                             AS OF JULY 31, 2004 AND 2003



                                                              2004            2003
                                                          ------------    ------------
                                        ASSETS
                                        ------
Current Assets
 Cash                                                     $       --      $       --
 Other current assets                                            5,044           6,107
                                                          ------------    ------------
         Total current assets                                    5,044           6,107

 Property and equipment, net of accumulated
    depreciation of $275,189 and $173,483, respectively        303,156         194,862
                                                          ------------    ------------

TOTAL ASSETS                                              $    308,200    $    200,969
                                                          ============    ============

                       LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                       ----------------------------------------

Current Liabilities
 Bank overdraft                                           $     17,314    $      3,330
 Accounts payable                                              329,721         213,512
 Gross receipts and compensating use tax payable               229,170         164,851
 Payroll taxes payable                                         306,078         229,715
 Accrued penalties and interest on delinquent taxes            120,849          59,900
 Other current liabilities                                      28,117          43,064
 Current portion of long-term debt                              51,640          65,454
                                                          ------------    ------------
         Total Current Liabilities                           1,082,889         779,826

Long-term debt, net of current portion                            --            30,837
Loans payable to officers                                       98,479          91,100
                                                          ------------    ------------

          Total Liabilities                                  1,181,368         901,763
                                                          ------------    ------------

Commitments and Contingencies

Shareholders' Deficiency
 Preferred Stock, $.001 par value, 100,000 shares
    authorized; no shares issued and outstanding                  --              --
 Common stock, $.001 par value, 25,000,000 shares
    authorized; 2,226,043 issued and outstanding                 2,226           2,226
 Additional paid in capital                                 12,639,912      12,639,912
 Accumulated deficit                                       (13,515,306)    (13,342,932)
                                                          ------------    ------------
         Total Shareholders' Deficiency                       (873,168)       (700,794)
                                                          ------------    ------------

Total liabilities and shareholders' deficiency            $    308,200    $    200,969
                                                          ============    ============


             See accompanying notes to consolidated financial statements
                                           2

                        CRITICAL CARE, INC AND SUBSIDIARY
                           (F/K/A LASIK AMERICA, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JULY 31, 2004 AND 2003



                                                      2004             2003
                                                   -----------      -----------

Revenue                                            $   926,652      $ 1,308,640
                                                   -----------      -----------

Costs and expenses
   Operating costs                                   1,081,423        1,397,238
   Write-off of accounts payable                      (125,370)
   Depreciation                                        101,706           87,922
   Interest                                             41,267           38,779
                                                   -----------      -----------
       Total Costs and Expenses                      1,099,026        1,523,939
                                                   -----------      -----------

Net loss                                           $  (172,374)     $  (215,299)
                                                   ===========      ===========

Basic and diluted net loss per share               $      (.08)     $      (.10)
                                                   ===========      ===========

Shares used to compute basic and
   diluted net loss per share                        2,226,043        2,224,975
                                                   ===========      ===========


           See accompanying notes to consolidated financial statements
                                        3



                                    CRITICAL CARE, INC. AND SUBSIDIARY
                                        (F/K/A LASIK AMERICA, INC.)
                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                                FOR THE YEARS ENDED JULY 31, 2004 AND 2003



                                      Common Stock            Additional
                               ---------------------------     Paid-In       Accumulated
                                  Shares         Amount        Capital         Deficit         Total
                               ------------   ------------   ------------   ------------    ------------
Balance, August 1, 2002           2,216,043   $      2,216   $ 12,619,942   $(13,127,633)   $   (505,475)

Common stock issued for cash         10,000             10         19,970           --            19,980

Net loss for the year                  --             --             --         (215,299)       (215,299)
                               ------------   ------------   ------------   ------------    ------------

Balance, July 31, 2003            2,226,043          2,226     12,639,912    (13,342,932)       (700,794)


Net loss for the year                  --             --             --         (172,374)       (172,374)
                               ------------   ------------   ------------   ------------    ------------

Balance, July 31, 2004            2,226,043   $      2,226   $ 12,639,912   $(13,515,306)   $   (873,168)
                               ============   ============   ============   ============    ============


                        See accompanying notes to consolidated financial statements
                                                     4



                                    CRITICAL CARE, INC. AND SUBSIDIARY
                                        (F/K/A LASIK AMERICA, INC.)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED JULY 31, 2004 AND 2003



                                                                                     2004         2003
                                                                                   ---------    ---------
Cash flows from operating activities
 Net loss                                                                          $(172,374)   $(215,229)
 Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation                                                                   101,706       87,922
   Changes in operating assets and liabilities:
    Decrease / (increase) in:
      Prepaid expenses and other current assets                                        1,063        6,719
    Increase / (decrease) in:
      Accounts payable                                                               (93,791)       6,355
      Gross receipts and compensating tax payable                                     64,319       76,062
      Payroll tax payable                                                             76,363       69,341
      Accrued penalties and interest on delinquent taxes                              60,949       42,428
      Other liabilities                                                              (14,947)      (1,732)
                                                                                   ---------    ---------
          Net Cash Provided By Operating Activities                                   23,288       71,796
                                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of medical equipment                                                          --        (24,191)
                                                                                   ---------    ---------
          Net Cash Used In Investing Activities                                         --        (24,191)
                                                                                   ---------    ---------

Cash flows from financing activities
 Bank overdraft                                                                       13,984       (7,686)
 Net borrowing from officers                                                           7,379       41,100
 Proceeds from issuance of common stock                                                 --         19,980
 Repayments of long-term debt                                                        (44,651)    (100,999)
                                                                                   ---------    ---------
          Net Cash Used In Financing Activities                                      (23,288)     (47,605)
                                                                                   ---------    ---------

Net Increase/(Decrease) In Cash                                                         --           --
Cash at beginning of year                                                               --           --
                                                                                   ---------    ---------
Cash at end of year                                                                $    --      $    --
                                                                                   =========    =========

SUPPLEMENTAL DISCLOSURES
 Cash paid during the period for
     Interest                                                                      $   1,313    $   5,923
                                                                                   =========    =========

 Schedule of Noncash Investing and Financing Transactions
      Accounts payable incurred to purchase medical equipment                      $ 210,000    $    --
                                                                                   =========    =========


                        See accompanying notes to consolidated financial statements
                                                     5

                       CRITICAL CARE, INC. AND SUBSIDIARY
                           (F/K/A LASIK AMERICA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JULY 31, 2004 AND 2003


NOTE 1    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
------    ------------------------------------------------

          Organization and Business
          -------------------------

          Critical Care, Inc. (the "Company") was incorporated in the State of Nevada on March 21, 2001. The Company operates an ophthalmic laser vision correction center in Albuquerque, New Mexico. On October 26, 2004, the Company formally changed its name from Lasik America, Inc. to Critical Care, Inc.

          Going Concern
          -------------

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $172,374 for the year ended July 31, 2004, and a working capital deficiency of $1,077,845 and shareholders' deficiency of $873,168 as of July 31, 2004 which raises substantial doubts about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainly.

          Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at July 31, 2004, anticipated cash to be generated by operations will be insufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during 2005. Therefore, the Company is seeking additional equity or debt financing, but there can be no assurance that sufficient additional financing will be available.

          Principles of Consolidation
          ---------------------------

          The financial statements included the accounts of Critical Care, Inc and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

          Financial Instruments
          ---------------------

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

                       CRITICAL CARE, INC. AND SUBSIDIARY
                           (F/K/A LASIK AMERICA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JULY 31, 2004 AND 2003


          The carrying amounts reported in the balance sheet for cash, bank overdraft, accounts receivable, accounts payable, accrued liabilities, taxes payable and other current liabilities approximate fair value due to the immediate short-term maturity of these financial instruments.

          The fair value of the Company's long-term debt approximates the carrying amount based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

          Property and Equipment
          ----------------------

          Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the depreciable assets which range from three to four years.

          Revenue Recognition
          -------------------

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

          Concentration Risk
          ------------------

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

          Earnings (Loss) Per Share
          -------------------------

          Basic earnings (loss) per share is calculated by dividing the earnings net (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings

                       CRITICAL CARE, INC. AND SUBSIDIARY
                           (F/K/A LASIK AMERICA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JULY 31, 2004 AND 2003


          per share is calculated assuming the issuance of common shares resulting from the exercise of stock options and warrants. Dilutive securities are not included in the calculation of loss per share because their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is ($.08) for the year ended July 31, 2004 and ($.10) for the year ended July 31, 2003.

          Income Taxes
          ------------

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

          Use of Estimates
          ----------------

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

          Stock-Based Compensation
          ------------------------

          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 also encourages, but does not require companies to record compensation cost stock-based employee compensation. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income
          (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

                       CRITICAL CARE, INC. AND SUBSIDIARY
                           (F/K/A LASIK AMERICA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JULY 31, 2004 AND 2003


          Recent Accounting Pronouncements
          --------------------------------

          The Financial Accounting Standards Board has recently issued several Statements of Financial Accounting Standards.

          In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51 "Consolidated Financial Statement". In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R) that replaced the original FIN 46.

          Interpretation No.46R addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest, the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected loss.

          Interpretation No. 46R, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 as revised, applies to small business issues no later than the end of the first reporting period that ends after December 15, 2004.

          This effective date includes those entities to which Interpretation No. 46R had previously been applied. However, prior to the required application of Interpretation No. 46R, a public entity that is a small business issuer shall apply Interpretation No. 46R or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

          Interpretation No. 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.



                       CRITICAL CARE, INC. AND SUBSIDIARY
                           (F/K/A LASIK AMERICA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JULY 31, 2004 AND 2003


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

          Advertising
          -----------

          The Company expenses advertising costs as incurred. Advertising expense totaled $75,584 and $165,964 for the years ended July 31, 2004 and 2003, respectively.

NOTE 2    PROPERTY AND EQUIPMENT
------    ----------------------

          Property and equipment consist of the following as of July 31, 2004 and 2003:

                                                                   2004          2003
                                                                ----------    ----------
          Medical equipment                                     $  438,272    $  228,272
          Assets obtained through capital lease obligation         105,019       105,019
          Leasehold improvements                                    23,382        23,382
          Office equipment, furniture and fixtures                  11,672        11,672
                                                                ----------    ----------
                                                                   578,345       368,345
          Less accumulated depreciation                           (275,189)     (173,483)
                                                                ----------    ----------
             Net property and equipment                         $  303,156    $  194,862
                                                                ==========    ==========

                                             10

                       CRITICAL CARE, INC. AND SUBSIDIARY
                           (F/K/A LASIK AMERICA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JULY 31, 2004 AND 2003


NOTE 3    LONG-TERM DEBT
------    --------------

          Long-term debt consists of the following as of July 31, 2004 and July 31, 2003:

                                                        July 31,     July 31,
                                                          2004         2003
                                                        --------     --------

          The Company's former CEO entered into a
          loan agreement for the acquisition of
          the excimer laser used in the operations
          of the Company. By oral agreement, the
          Company acquired the laser from the
          former CEO under terms which mirrored
          the original loan agreement. This loan
          bore interest at 10% per annum with
          interest and principal payable in
          monthly installments of approximately
          $6,200. The note was secured by a first
          security interest in the excimer laser
          and related equipment. (The note was
          paid off in February 2004.)                   $   -        $ 30,174

          Capital lease obligation bearing
          interest at 5.22% per annum with
          interest and principal payable in
          monthly installments of $3,158. The
          obligation expires in April 2005 with a
          $1 buyout. The lease relates to an
          upgrade of laser equipment with net book value of $41,570 at July 31, 2004.


                                                          51,640       66,117
                                                        --------     --------
                                                          51,640       96,291
         Less: Current portion                           (51,640)     (65,454)
                                                        --------     --------

                                                        $   -        $ 30,837
                                                        ========     ========


NOTE 4    COMMITMENTS AND CONTINGENCIES
------    -----------------------------

          Lease Commitments
          -----------------

          The Company has several operating leases that are on a month to month basis. The Company also entered an agreement to lease its existing facility under a non-cancelable operating lease for three years beginning in February 2003. The minimum future obligations under this agreement is as follows:

                       CRITICAL CARE, INC. AND SUBSIDIARY
                           (F/K/A LASIK AMERICA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JULY 31, 2004 AND 2003


                         Year ending July 31,
                       ------------------------
                                2005                  $  29,453
                                2006                     15,015
                                                      ---------

                                                      $  44,468
                                                      =========

          Rent expense for the years ended July 31, 2004 and 2003 was $61,745 and $30,577, respectively.

          Litigation
          ----------

          On or about December 17, 2002, a charge of discrimination against the Company was filed with the United States Equal Employment Opportunity Commission (the "EEOC") by Donna L. Smith-Howard, alleging that she was terminated without a valid reason and denied severance benefits in violation of Title VII of the Civil Rights Act of 1964 as amended.

          The Company has responded to and denied the charge, stating that Ms. Smith-Howard, a probationary employee, was terminated due to the elimination of her position because of a lack of sufficient business that would justify her position, and the duties assigned to her were then reassigned to another employee with greater seniority.

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

          A complaint to recover damages for breach of contract was filed against the Company on March 31, 2003 by Mary Ratchford, a former employee. Ms. Ratchford contends that she was fired as an employee in spite of an employment contract that she had with the Company. The Company has responded to the charge stating that she violated her contract through non-performance and dishonesty. The case is presently in the discovery stage. The Company may, in the near future, file a counterclaim against Ms. Ratchford. The Company intends to vigorously contest the charge and it expects a favorable outcome.

                       CRITICAL CARE, INC. AND SUBSIDIARY
                           (F/K/A LASIK AMERICA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JULY 31, 2004 AND 2003


          Delinquent Payroll and Gross Receipts Taxes
          -------------------------------------------

          During the year ended July 31, 2002, the Company became delinquent on employment taxes payable to the Internal Revenue Service and on gross receipts taxes payable to the State of New Mexico. The liability for these taxes has been shown on the balance sheet as of July 31, 2004 and 2003. The Company has started negotiations with both the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed. During the year ended July 31, 2004, the Internal Revenue Service filed a lien against all the assets of the Company related to these delinquent payroll taxes.


NOTE 5    SHAREHOLDERS' EQUITY
------    --------------------

          During the year ended July 31, 2003, the Company issued 10,000 shares of common stock in exchange for $19,980 cash.


NOTE 6    INCOME TAXES
------    ------------

          Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of July 31, 2004 and 2003.

                                                  2004           2003
                                               ----------     ----------

          Deferred tax assets:
          Net operating loss carryforwards     $  503,900     $  435,600
                                               ----------     ----------

          Gross deferred tax assets               503,900        435,600

              Less valuation allowance           (503,900)      (435,600)
                                               ----------     ----------

             Deferred tax assets               $     -        $     -
                                               ==========     ==========

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



                       CRITICAL CARE, INC. AND SUBSIDIARY
                           (F/K/A LASIK AMERICA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JULY 31, 2004 AND 2003


          As of July 31, 2004 and 2003, the Company has net operating loss carryforwards for both federal and state income tax purposes of approximately $1,353,842 and $1,091,299, respectively. Federal net operating loss carryforwards begin to expire in 2024; state net operating loss carryforwards begin to expire in 2006.

          A reconciliation of the effective tax rates with the federal statutory rate is as follows for the period ended July 31, 2003 and 2002:

                                                                 2004         2003
                                                               --------     --------
          Beginning deferred rate                              $   -        $   -
          Federal income tax benefit at 35% statutory rate      (60,000)     (75,000)
          State income taxes at 4.8% statutory rate              (8,300)     (11,000)
          Change in valuation allowance                          68,300       86,000
                                                               --------     --------


          Deferred tax assets                                  $   -        $   -
                                                               ========     ========

NOTE 7    RELATED PARTY TRANSACTIONS
------    --------------------------

          The former CEO of the Company made a loan to the Company totaling
          $98,479 as of July 31, 2004, and $91,100 as of July 31, 2003. The loan bears interest at the Internal Revenue Service's applicable federal rate. Unpaid interest on the loan as of July 31, 2004 and 2003 is $7,541 and $4,751, respectively which is included in accrued expenses.

          During April 2001, the Company acquired certain medical and office equipment from a related entity via the execution of a promissory note by the former CEO to the related entity. The Company orally agreed to acquire the equipment from the former CEO under the same terms. This promissory note was assigned by the related entity to the Internal
          Revenue Service. During 2002 this note was assumed and satisfied by an executive officer of the Company. (See Note 3).

          During the year ended July 31, 2004, the Company purchased medical equipment from its former CEO for $210,000, which represented the historical cost basis of the purchased assets. The purchase price of this equipment is included in accounts payable as of July 31, 2004.

NOTE 8    STOCK WARRANTS
------    ---------------

          During the period ended July 31, 2002, the Company issued 125,000 warrants to an existing shareholder. The warrants granted the shareholder the right to purchase, for $7.20, an additional share of common stock for each common share currently owned by the shareholder

                                       14

                       CRITICAL CARE, INC. AND SUBSIDIARY
                           (F/K/A LASIK AMERICA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JULY 31, 2004 AND 2003


          and expire in 2006. The value of warrants at the time of issuance was nominal since there was no active market for either the stock or the warrants. As of July 31, 2004, all of the warrants remained outstanding.


NOTE 9    WRITE-OFF OF ACCOUNTS PAYABLE
------    -----------------------------

          During the year ended July 31, 2004 the Company removed $125,370 of accounts payable for specific balances that were either renegotiated with the vendor or determined to be not owed by the Company.


NOTE 10   SUBSEQUENT EVENTS
-------   -----------------

          On August 3, 2004, the Company consummated a merger of its wholly-owned subsidiary, Lasik Acquisition Corp. and Salus Holdings, Inc., a New York corporation ("Salus") pursuant to the terms of an Agreement and Plan of Merger dated May 11, 2004. Pursuant to the terms of Merger Agreement, the sole shareholder of Salus, was issued 2,000,000 shares of common stock of the Company (47.3% of all of the issued and outstanding shares of the Company) in exchange for all of the issued and outstanding shares of Salus. Salus, through its wholly owned subsidiary, Icon Salus, S.r.l. is developing dialysis clinics in Italy. For financial statement accounting purposes, it is intended that the merger will be accounted for as a purchase.

          On August 18, 2004, the Company's 2004 Stock Award & Incentive Plan was approved by the Board of Directors. A total of 5,000,000 shares of common stock were reserved and available for grant under the 2004 Plan. As of November 1, 2004, 5,000,000 shares were issued pursuant to the plan to five corporations for consulting services provided to the acquired company.

          On October 26, 2004, the Company formally changed its name from Lasik America, Inc. to Critical Care, Inc.

          On November 1, 2004, the Company acquired certain rights to purchase a group of five dialysis clinics from Icon Veneto srl, an Italian company, pursuant to a rights purchase agreement. Pursuant to the rights purchase agreement the Company issued to Icon Veneto 100,000 shares of preferred stock of the Company. The preferred stock is convertible into 10,000,000 shares of common stock of the Company.