Form 10KSB
period 2005-07-31
CRITICAL CARE, INC
filed 2006-03-30
CIK 1157814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES ACT OF
      1934

                        For the year ended July 31, 2005

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

                               Lasik America, Inc.
          -----------------------------------------------------------
         (Former name or former address, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)Yes      No  X
      -----   -----

(2)Yes  X   No
      -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No[X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer' revenue for the fiscal year ended July 31, 2005 was $856,243.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 2005 was $522,623 using the closing price of $0.07 on July 29, 2005 (7,466,043 shares of common stock).

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 21, 2006 was $298,521 using the closing price of $0.04 on February 16, 2006 (7,463,043 shares of common stock).

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At July 31, 2005, the issuer had outstanding 9,616,043 shares of Common Stock, no par value per share. At February 21, 2006, the issuer had outstanding 11,616,043 shares of Common Stock, no par value per share

                      DOCUMENTS INCORPORATED BY REFERENCE:

     A list of Exhibits and documents to be incorporated by reference to this Annual Report on Form 10-KSB begins on page __.



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

                               Critical Care, Inc.
                             2005 FORM 10-KSB REPORT

                                TABLE OF CONTENTS
                                -----------------

Part   I                                                                    Page
--------                                                                    ----

Item 1.           Description of the Business                                2
Item 2.           Description of Property                                    4
Item 3            Legal Proceedings                                          4
Item 4            Submission of Matters to a Vote of Security Holders        5

Part   II
---------
Item 5            Market for Registrant's Common Equity and Related
                    Stockholder Matters                                      6
Item 6            Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      9
Item 7            Financial Statements                                       13
Item 8            Changes in and Disagreements with Accountants on Return
                    Accounting and Financial Disclosure                      13
Item 8A           Controls and Procedures                                    13
Item 8B           Other Information                                          13

Part   III
----------
Item 9            Directors, Executive Officers, Promoters and Control
                    Persons Of the Registrant; Compliance with Section
                    16(a) of the Exchange Act                                14
Item 10           Executive Compensation                                     15
Item 11           Security Ownership of Certain Beneficial Owners And
                    Management and Related Stockholder Matters               18
Item 12           Certain Relationships and Related Transactions             19
Item 13           Exhibits and Reports on Form 8-K                           19
Item 14           Principal Accountant Fees and Services                     20
                  Signatures                                                 21

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

Corporate background
--------------------

The Company was incorporated in Nevada on March 21, 2001 as Lasik America, Inc. and since that time has been providing laser vision correction services using both the Nidek and the VISX, Incorporated excimer laser. On October 26, 2004, the Company changed its name to "Critical Care, Inc." by filing an amendment to its certificate of incorporation with the Secretary of State of the State of Nevada.

Business Strategy
-----------------

As of August 4, 2004, Ernest B. Remo, former President and Chairman of the Board of Directors of Salus, has assumed the position of Chief Executive Officer and Chairman of the Board of Directors of Critical. Howard Silverman assumed the position of President and member of the Board of Directors of Critical.

On August 5, 2004, a subsidiary of the Company, Lasik Acquisition Corp., consummated its merger with Salus Holding, Inc. ("Salus"). Pursuant to the merger agreement, the shareholders of Salus have been issued 2,000,000 shares of common stock of the Company. The sole shareholder of Salus, Homeland Security Technology, Inc., was issued 2,000,000 shares of Critical's Common Stock that approximated 43.7 percent of the outstanding shares of Critical calculated on a fully diluted basis at the date of issuance.

Salus was the sole shareholder in Icon Salus S.r.l., a company formed under the laws of Italy ("Icon Salus"). Salus was constructing a dialysis facility in Amaseno, Italy. Following the Company's acquisition of Salus, the Company experienced difficulties in the development of the Amaseno Clinic and was unable to obtain the requisite permits and licenses from the Italian government, provincial and local. Thus on October 31, 2004, the Company abandoned the development of the Amaseno Clinic.

On October 28, 2004, the Company entered into an agreement to purchase certain rights to acquire a group of five dialysis clinics from Icon Veneto Srl, an Italian company, pursuant to a rights purchase agreement. The rights purchased consist of a binding letter of intent assigned to the Company pursuant to the agreement. Pursuant to the rights purchase agreement the Company issued to Icon Veneto 100,000 shares of preferred stock of the Company. The preferred stock was convertible into 10,000,000 shares of common stock of the Company. The five dialysis clinics which are the subject of the rights purchase agreement had established revenues of over Euro 4,000,000 (US$5,250,000). On February 1, 2005, the Company and Icon Veneto entered into a settlement agreement whereby the rights purchase agreement was terminated ab initio, as if it never existed, as a result of a dispute between Icon Veneto and the Company with respect to representations of Icon Veneto with respect to the rights. Consequently, the Company Preferred Stock issued to Icon Veneto was cancelled.

Management continues to believe that expanding into the dialysis business will offer the Company a greater opportunity for growth and long term success. Management believes that there is a worldwide growth in kidney disease worldwide which creates a great and continually increasing demand for dialysis services.

Management has determined that the dialysis business offers greater return on investment than the Lasik business. Thus the Company is currently seeking other opportunities to expand into this business.

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

ESRD Treatment Options
----------------------

Treatment options for ESRD patients include (1) hemodialysis, performed either at (i) an outpatient facility, or (ii) inpatient hospital facility, or (iii) the patient's home; (2) peritoneal dialysis, either continuous ambulatory peritoneal dialysis or continuous cycling peritoneal dialysis; and/or (3) kidney transplant. A significant portion of ESRD patients receive treatments at non-hospital owned outpatient dialysis facilities (according to CMS, approximately 80% with most of the remaining patients treated at home through hemodialysis or peritoneal dialysis. Patients treated at home are monitored by a designated outpatient facility.

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

Employees
---------

At July 31, 2005, the Company operated with approximately 5 employees and consultants. At February 21, 2006, the Company operated with approximately 5 employees and consultants. There is no collective bargaining agreement in place.

Corporate Information
---------------------

We were incorporated in Nevada on on March 21, 2001 as Lasik America, Inc. On October 26, 2004, the Company changed its name to "Critical Care, Inc." by filing an amendment to its certificate of incorporation with the Secretary of State of the State of Nevada.

As of August 4, 2004, Ernest B. Remo, former President and Chairman of the Board of Directors of Salus, has assumed the position of Chief Executive Officer and Chairman of the Board of Directors of Critical. On October 28, 2004, Howard Silverman resigned form his position of President, Treasurer and member of the Board of Directors of Critical. Malcolm Bauer was appointed to the Board of Directors of the Company on October 28, 2004.

On August 5, 2004, a subsidiary of the Company, Lasik Acquisition Corp., consummated its merger with Salus Holding, Inc. ("Salus"). Pursuant to the merger agreement, the shareholders of Salus have been issued 2,000,000 shares of common stock of the Company. The sole shareholder of Salus, Homeland Security Technology, Inc., was issued 2,000,000 shares of Critical's Common Stock that approximated 43.7 percent of the outstanding shares of Critical calculated on a fully diluted basis at the date of issuance.

Our principal executive offices are located at 6646 Indian School Road, N.E., Albuquerque, New Mexico 87110. Our telephone number is (505) 837-2020, fax number is (505) 837-9111.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company leases a 2,200 square foot facility in New Mexico for a lease of $ 3,369 per month. The Company also leased a 3,000 square foot dialysis facility in Amaseno, Italy for Euro 1000 per month. The Amaseno lease was abandoned on October 31, 2004.

ITEM 3    LEGAL PROCEEDINGS

A complaint was filed against the Company on March 31, 2003 by Mary Ratchford, a former employee. Ms. Ratchford contends that she was fired as an employee inspite of an employment contract that she had with the Company. The Company has responded to the charge stating that she violated her contract through non-performance and dishonesty. In February 2005, the Company and Ms. Ratchford entered into a settlement agreement with respect to the litigation. Pursuant to the Settlement Agreement, the Company agreed to pay Ms. Ratchford $13,500 in the aggregate which is payable in fourteen installments; and issue shares of the Company's common stock that have a trading value of $10,000. In May 2005, the Company issued Ms. Ratchford 40,000 shares of common stock. Ms. Ratchford's complaint will be dismissed following her receipt of the last payment pursuant to the Settlement Agreement.

During the year ended July 31, 2002, the Company became delinquent on employment taxes payable to the Internal Revenue Service and on gross receipts taxes payable to the State of New Mexico. As of July 31, 2005, the Company owed the Internal Revenue Service $388,053, and the State of New Mexico $284,102. The Company has started negotiations with both the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed. During the year ended July 31, 2004, the Internal Revenue Service file a lien against the assets of the Company clinic related to these delinquent payroll taxes. Critical Care is current with the IRS since the change of management and all delinquencies are due to prior management.

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

From March 24, 2004 until October 27, 2004, Critical's Common Stock has traded on the over-the-counter electronic bulletin board under the symbol "LSIK.OB". On October 27, 2004, the Company's trading symbol was changed to "CTCC.OB" to reflect the name change. On February 18, 2005, the Company's Common Stock was delisted from the the over-the-counter electronic bulletin board due to the Company's delinquency in its reporting obligations pursuant to the Securities Act of 1934, as amended. From February 18, 2005, the Company's Common Stock has traded on the Pink Sheets under the symbol "CTCC.PK" The price ranges presented below represent the highest and lowest quoted sales prices which the Company was traded during 3rd and 4th quarter of fiscal year 2004 as reported by over-the-counter electronic bulletin board; and during the fiscal year 2005 as reported by Pink Sheets. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

     Year          Period                      Sales Information
     ----          ------                      -----------------
                                         High                     Low
                                         ----                     ---
     2004          3rd Quarter          $ 1.75                   $ 0.75
                   4rd Quarter          $ 1.84                   $ 0.25

     2005          1st Quarter          $. 0.74                  $ 0.20
                   2nd Quarter          $. 0.43                  $ 0.10
                   3rd Quarter          $. 0.24                  $ 0.08
                   4th Quarter          $. 0.10                  $ 0.01

     2006          1st Quarter          $. 0.09                  $ 0.03
                   2nd Quarter          $. 0.20                  $ 0.04

As reported by Pink Sheets, on July 31, 2005 the closing price of the Common Stock was $ 0.07 per share; and, on February 16, 2006, the closing price of the Common Stock was $0.04.

Stockholders

At July 31, 2005 there were 9,616,043 shares outstanding and approximately 25 holders of record of Common Stock. We believe there is in excess of 30 beneficial owners of our Common Stock, some of whose shares are held in street name.

On August 5, 2004, a subsidiary of the Company, Lasik Acquisition Corp., consummated its merger with Salus Holding, Inc. ("Salus"). Pursuant to the merger agreement, the shareholders of Salus have been issued 2,000,000 shares of common stock of the Company. The sole shareholder of Salus, Homeland Security Technology, Inc., was issued 2,000,000 shares of Critical's Common Stock that approximated 43.7 percent of the outstanding shares of Critical calculated on a fully diluted basis at the date of issuance.

Salus was the sole shareholder in Icon Salus S.r.l., a company formed under the laws of Italy ("Icon Salus"). Salus was constructing a dialysis facility in Amaseno, Italy. Following the Company's acquisition of Salus, the Company experienced difficulties in the development of the Amaseno Clinic and was unable to obtain the requisite permits and licenses from the Italian government, provincial and local. Thus on October 31, 2004, the Company abandoned the development of the Amaseno Clinic. On or about November 2004, Homeland Security Technology, Inc. transferred the 2,000,000 shares of Critical Common Stock to



Ernest Remo, Chief Executive Officer and Chairman of the Board of Critical, pursuant to a settlement agreement in connection with a promissory note by Homeland Security Technology, Inc. in favor of Mr. Remo.

On October 28, 2004, the Company entered into an agreement to purchase certain rights to acquire a group of five dialysis clinics from Icon Veneto srl, an Italian company, pursuant to a rights purchase agreement. The rights purchased consist of a binding letter of intent assigned to the Company pursuant to the agreement. Pursuant to the rights purchase agreement the Company issued to Icon
Veneto 100,000 shares of preferred stock of the Company. The preferred stock was convertible into 10,000,000 shares of common stock of the Company. The five dialysis clinics which are the subject of the rights purchase agreement had established revenues of over Euro 4,000,000 (US$5,250,000). On February 1, 2005, the Company and Icon Veneto entered into a settlement agreement whereby the rights purchase agreement was terminated ab initio, as if it never existed, as a result of a dispute between Icon Veneto and the Company with respect to representations of Icon Veneto with respect to the rights. Consequently, the Company Preferred Stock issued to Icon Veneto was cancelled.

At February 21, 2006, there were 11,616,043 shares outstanding; and no shares of preferred stock outstanding.

Dividend Policy

We have not paid, and our board of directors does not presently intend to declare, any dividends on our Common Stock in the foreseeable future. We anticipate that all of our earnings and other resources, if any, will be retained by us for investment in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of July 31, 2005 about Critical's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans.

                         Number of       Weighted-average     Number of Securities
                        securities to    exercise price of    remaining
                         be issued       outstanding          available for
                         upon            options, warrants    future issuance
                         exercise of     and rights           under equity
                         outstanding                          compensation plans
                         options,                             (excluding securities
                         warrants and                         reflected in column
                         rights                                     (a)
                         -----------------------------------------------------------
Equity Compensation
Plans approved by
Security holders
----------------

2005 Stock Award
and Incentive Plan            0                 0                    0

Equity Compensation
Plan not approved by
Security holders              0                 0                    0
------------------------------------------------------------------------------------
Total                         0                 0                    0
------------------------------------------------------------------------------------

                                         7

Recent Sales of Unregistered Securities

On August 18, 2004, Critical's' 2004 Stock Award & Incentive Plan was approved by the Board of Directors. A total of 5,000,000 shares of common stock were reserved and available for grant under the 2004 Plan. As of February 28, 2006, 5,000,000 shares were issued pursuant to the plan.

On August 5, 2004, a subsidiary of the Company, Lasik Acquisition Corp., consummated its merger with Salus Holding, Inc. ("Salus"). Pursuant to the merger agreement, the shareholders of Salus have been issued 2,000,000 shares of common stock of the Company. The sole shareholder of Salus, Homeland Security Technology, Inc., was issued 2,000,000 shares of Critical's Common Stock that approximated 43.7 percent of the outstanding shares of Critical calculated on a fully diluted basis at the date of issuance.

Salus was the sole shareholder in Icon Salus S.r.l., a company formed under the laws of Italy ("Icon Salus"). Salus was constructing a dialysis facility in Amaseno, Italy. Following the Company's acquisition of Salus, the Company experienced difficulties in the development of the Amaseno Clinic and was unable to obtain the requisite permits and licenses from the Italian government, provincial and local. Thus on October 31, 2004, the Company abandoned the development of the Amaseno Clinic. On or about November 2005, Homeland Security Technology, Inc. transferred the 2,000,000 shares of Critical Common Stock to Ernest Remo, Chief Executive Officer and Chairman of the Board of Critical, pursuant to a settlement agreement in connection with a promissory note by Homeland Security Technology, Inc. in favor of Mr. Remo.

On October 12, 2004, the Company issued 5,000,000 shares of common stock to five
(5) consultants pursuant to a consulting agreement with each of the consultants. The shares were granted pursuant to the Company's Share Option Plan.

On October 28, 2004, the Company entered into an agreement to purchase certain rights to acquire a group of five dialysis clinics from Icon Veneto srl, an Italian company, pursuant to a rights purchase agreement. The rights purchased consist of a binding letter of intent assigned to the Company pursuant to the agreement. Pursuant to the rights purchase agreement the Company issued to Icon Veneto 100,000 shares of preferred stock of the Company. The preferred stock was convertible into 10,000,000 shares of common stock of the Company. The five dialysis clinics which are the subject of the rights purchase agreement had established revenues of over Euro 4,000,000 (US$5,250,000). On February 1, 2005, the Company and Icon Veneto entered into a settlement agreement whereby the rights purchase agreement was terminated ab initio, as if it never existed, as a result of a dispute between Icon Veneto and the Company with respect to representations of Icon Veneto with respect to the rights. Consequently, the Company Preferred Stock issued to Icon Veneto was cancelled.

On October 29, 2004, the Company issued 100,000 shares of common stock to Malcom Bauer, a Director of the Company, for certain services that Mr. Bauer provided to the Company.

On November 11, 2004, the Company issued 50,000 shares of common stock to Stephen Czarnik, an attorney for the Company.

On February 15, 2005, the Company issued 5,000,000 shares of common stock to Les Leger, a consultant to the Company for services to be provided to the Company. Pursuant to an oral agreement between the Company and Mr. Ledger as of February 17, 2005, the stock was cancelled ab initio, as if never issued.

On March 8, 2005, the Company issued 200,000 shares of common stock to Jeffrey Wasserstrom, a surgeon, for services provided to the Company.

On May 12, 2005, the Company issued 40,000 shares of common stock to Mary Ratchford, a former employee, pursuant to a settlement agreement in connection with a lawsuit brought by Ms. Ratchford.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Our doctors perform laser vision correction surgery procedures in our New Mexico center office. We provide our ophthalmologist and optometrist with state-of-the-art equipment and facilities as well as support services necessary to perform vision correction procedures. At present we have one employed ophthalmologist and one employed optometrist in our center. Although we have no written agreements with these doctors, we have agreed to compensate our ophthalmic surgeon at a rate of $125.00 per eye and our optometrist at $800 per day.

Our doctors perform surgery on clients of our center, which includes delivery of pre and post-operative care. Our doctors also perform surgery on clients at our center where co-managing optometrists perform the pre and post-operative care.

To date, the supply of our VISX excimer laser and related equipment has come through agreements that we have entered into with DVI Financial, Inc. and a patent license with VISX, Incorporated. The Company also owns and operates a Nidek laser. In the event that we would not be able to obtain additional excimer lasers and related equipment from these providers, we believe that other satisfactory sources of supply are available now that the FDA has approved additional manufacturers of excimer lasers.

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

We currently generate on average approximately $ 80,000 per month in gross revenue and believe that we will require approximately $700,000 in gross revenue during the next 12 months to maintain our existing operations. We believe that our cash requirements during the next 12 months will be satisfied through a private offering of our equity or debt securities.

On August 5, 2004, a subsidiary of the Company, Lasik Acquisition Corp., consummated its merger with Salus Holding, Inc. ("Salus"). Pursuant to the merger agreement, the shareholders of Salus have been issued 2,000,000 shares of common stock of the Company. The sole shareholder of Salus, Homeland Security Technology, Inc., was issued 2,000,000 shares of Critical's Common Stock that approximated 43.7 percent of the outstanding shares of Critical calculated on a fully diluted basis at the date of issuance.

Salus was the sole shareholder in Icon Salus S.r.l., a company formed under the laws of Italy ("Icon Salus"). Salus was constructing a dialysis facility in Amaseno, Italy. Following the Company's acquisition of Salus, the Company experienced difficulties in the development of the Amaseno Clinic and was unable to obtain the requisite permits and licenses from the Italian government, provincial and local. Thus on October 31, 2004, the Company abandoned the development of the Amaseno Clinic. On or about November 2005, Homeland Security Technology, Inc. transferred the 2,000,000 shares of Critical Common Stock to Ernest Remo, Chief Executive Officer and Chairman of the Board of Critical, pursuant to a settlement agreement in connection with a promissory note by Homeland Security Technology, Inc. in favor of Mr. Remo.

On October 28, 2004, the Company entered into an agreement to purchase certain rights to acquire a group of five dialysis clinics from Icon Veneto Srl, an Italian company, pursuant to a rights purchase agreement. The rights purchased consist of a binding letter of intent assigned to the Company pursuant to the agreement. Pursuant to the rights purchase agreement the Company issued to Icon Veneto 100,000 shares of preferred stock of the Company. The preferred stock was convertible into 10,000,000 shares of common stock of the Company. The five dialysis clinics which are the subject of the rights purchase agreement had established revenues of over Euro 4,000,000 (US$5,250,000). On February 1, 2005, the Company and Icon Veneto entered into a settlement agreement whereby the rights purchase agreement was terminated ab initio, as if it never existed, as a result of a dispute between Icon Veneto and the Company with respect to representations of Icon Veneto with respect to the rights. Consequently, the Company Preferred Stock issued to Icon Veneto was cancelled.

Management continues to believe that expanding into the dialysis business will offer the Company a greater opportunity for growth and long term success. Management believes that there is a worldwide growth in kidney disease worldwide which creates a great and continually increasing demand for dialysis services. Management has determined that the dialysis business offers greater return on investment than the Lasik business. Thus the Company is currently seeking other opportunities to expand into this business.

The following table sets forth, for the years ended July 31, 2005 and 2004, operating information expressed as a percentage of revenue. The results of operations data for the years ended July 31, 2005 and 2004 are not necessarily indicative of the results to be expected for future periods.

                                                 Year Ended      Year Ended
                                                  July 31,        July 31,
                                                    2005            2004
                                                    ----            ----

Revenues                                            100%            100%
Operating Costs and Non-Cash Compensation           256%            117%
Depreciation expense                                 14%             11%
Interest expense                                      3%              4%
Write Off of Accounts Payable                         1%             14%
Total Costs and Expenses                            270%            128%
Net loss                                            216%             19%


Results of operations
---------------------

Revenues

We derive our revenues directly from the number of laser vision surgical procedures performed at our center. Procedures performed by our affiliated doctor generate revenue to us from the physician, who collects a fee from the patient. Procedures performed by our employed doctor generate revenue directly to us from the patient. Revenues for the year ended July 31, 2005 totaled $856,243 as compared to $926,652 for the year ended July 31, 2004. Total revenue is predicated on the number of procedures of laser vision correction we performed during the period.

Operating Costs

Operating costs consist of doctor fees, royalty fees, medical supplies, salaries, wages and related costs for general corporate functions. The total operating costs for the year ended July 31, 2005 was $1,051,511 as compared to $1,081,423 for the year ended July 31, 2004. As a percentage of revenue, operating costs equaled 123% of total revenue during the period as compared to 117% for the year ended July 31, 2004. Royalty fees are payable to the licensor of the VISX excimer laser we use for surgical procedures and is currently $110.00 per eye. There is no royalty for use of the Nidek laser, and the Company performs approximately 70% of the procedure with the Nidek.

Non-cash compensation expense

Non-cash compensation expense consists of expenses related to common stock issued in exchange for services. There was Non-cash compensation expense for the years ended July 31, 2005 in the amount of $1,142,000 and as compared to no Non-cash compensation expense for the years July 31, 2004.

Depreciation

Depreciation expense for the year ended July 31, 2005 amounted to $118,665 from the depreciation of capital items acquired for use in our operations as compared to $101,706 for the year ended July 31, 2004.

Interest expense

The Company incurred interest expense of $22,718 for the year ended July 31, 2005 as compared to $41,267 for the year ended July 31, 2004. This results from our financing costs of some of our capital equipment, interest on notes payable and interest accrued on delinquent payroll and gross receipt taxes.

Write off of Accounts Payable

During the year ended July 31, 2005 the Company adjusted $6,930 of accounts payable to correct prior year write off for specific balances that were either renegotiated with the vendor or determined to be not owed by the Company.

Net loss

Our net loss for the year ended July 31, 2005 was $(1,845,581) as compared to $(172,374) for the year ended July 31, 2004.

Liquidity and capital resources

Since our inception, we have financed our operations through revenues and capital raised through the sale of our common stock. In order to effectuate our business plan as structured we will need to raise significant capital from external sources. In addition, we intend on raising capital internally through the increase in the number of procedures we perform. We currently do not have a credit facility or any commitments for additional financing. If we are unable to obtain adequate financing from internal or external sources we may be unable to fully implement our business plan and may be forced to modify our operations. Cash flows (used in) provided by operating activities was ($120,259) for the year ended July 31, 2005 as compared to $233,288 for the year ended July 31, 2004. Net cash used in investing activities was $12,570 for the year ended July 31, 2005 as compared to $210,000 for the year ended July 31, 2004. Net cash flows provided by (used in) financing activities of $143,180 in the year ended July 31, 2005 as compared to ($23,288) for the year ended July 31, 2004.

Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at July 31, 2005, anticipated cash to be generated by operations will be insufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during 2006. Therefore, the Company is seeking additional equity or debt financing, but there can be no assurance that sufficient additional financing will be available. The Company will require working capital financing within 120 days in order to maintain its operations.

Delinquent Payroll and Gross Receipts Taxes

During the year ended July 31, 2002, the Company became delinquent on employment taxes payable to the Internal Revenue Service and on gross receipts taxes payable to the State of New Mexico. As of July 31, 2005, the Company owed the Internal Revenue Service $388,053, and the State of New Mexico $284,102. The Company has started negotiations with both the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed. During the year ended July 31, 2004, the Internal Revenue Service file a lien against the assets of the Company related to these delinquent payroll taxes.

Recently issued accounting standards

In December 2004, the Financial Accounting Standards Board (FASB) has recently issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the method of adoption and the impact of FAS 123(R) on its financial position and results of operations. The Company is also evaluating the form of any stock based incentive compensation it may offer in the future. FAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in the first quarter of fiscal year 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosure.

ITEM 7.   FINANCIAL STATEMENTS

The report of the Critical's Independent Auditor, the Critical's financial statements and notes to financial statements appear herein commencing on Page F-1.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL

None.

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the its Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

(b) Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEM 8B.  OTHER INFORMATION

None

                                    PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below lists, as of July 31, 2005 and February 21, 2006, the names of the Directors and Executive Officers of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. The Executive Officers serve at the pleasure of the Board of Directors. All Directors and Executive Officers are residents and citizens of the United States.

          Name                         Age            Date Elected or Appointed
          ----                         ---            -------------------------
Ernest B. Remo, Chairman, CEO,         66                   August 4, 2004
and Director
Stuart S. Greenberg, Director          72                     May 21, 2001
Malcolm Bauer, Director                61                 October 28, 2004

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

Stuart S. Greenberg became one of the Company's directors in May, 2001. Mr. Greenberg has worked with a number of leading investment banking and securities firms for over 35 years, having entered the field in 1960 with Merrill Lynch. From March 2001 to the present, Mr. Greenberg has served as the managing director of the investment banking division of West America Securities Corp., located in Westlake Village, California. From March 1999 to February 2001, Mr. Greenberg was the managing director of R.H. Investment Corp., an investment banking firm located in Los Angeles, California. From March 1992 to April 1996, he served in the capacities of chairman of the board and the chief executive officer of Baraban Securities. During a portion of that same time frame, Mr. Greenberg also functioned as the chairman of the board and chief executive officer of M.A. Investment Corp. out of Los Angeles, California. Mr. Greenberg has experience as branch manager, regional sales manager, as well as national sales manager during his tenure in the securities and brokerage industry. He received his bachelors degree from the City College of New York and a banking certification from the American Banking Institute of Banking in New York, New York.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company, and written representations received by the Company from certain reporting persons, the Company believes that for the year ended July 31, 2005 all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Company's Chief Executive
Officers and Directors in the prior three completed fiscal years (the "Named
Officers"). There are no executive officers whose compensation exceeded $100,000 in the year ended July 31, 2005.


                                           Annual Compensation               Long-term Compensation
                                     --------------------------------  ---------------------------------
                                                                               Awards            Payouts
                                                                       -----------------------   -------
                                                                       Restricted   Securities
 Name and Principal                                      Other Annual    Stock      Underlying    LTIP         All Other
     Position                Year    Salary     Bonus    Compensation   Award(s)   Options/SARs   Payouts    Compensation
     --------                ----    ------     -----    ------------   --------   ------------   -------    ------------

Howard Silverman
Former CEO/Chairman/
Treasurer/
Director(1)
                             2002       -         -           -            -           -            -             -
                             2003       -         -           -            -           -            -             -
                             2004       -         -           -            -           -            -             -
                             2005       -         -           -            -           -            -             -
Ernest B. Remo               2004       -         -           -            -           -            -             -
CEO/Chairman/Director(2)
                             2005       -         -           -            -           -            -             -
Malcolm Bauer                2005       -         -     $34,800(3)         -           -            -             -
Director

------------------------------------

(1)  Dr. Silverman resigned his position as CEO, Chairman, Treasurer and
     Director on October 28, 2004.

(2) Ernest B. Remo was appointed CEO and Chairman of the Board of Directors of the Company pursuant to the Merger. Subsequently, On October 28, 2004, Dr.
     Howard Silverman resigned his position as President and Treasurer and member of the Board of Directors.

(3) Malcolm Bauer received $34,800 for services provided to the Company which were in addition to his duties as a member of the Board of Directors.



Director's Compensation

Our directors do not receive any fees or other compensation in connection with their services as directors.

                           OPTIONS/SAR GRANTS IN 2005

The Company has not granted any options not are any options outstanding to its executive officers during 2005.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of the Company does not have a compensation committee. The Board of Directors determines executive compensation, based on corporate performance and market conditions.


Employment Agreements

The Company has employment agreements with each employee of the Company that sets forth confidentiality obligations and intellectual property ownership. Pursuant to each of the employment agreements, each employee is an employee at will which may be terminated by the Company at any time for any reason.


Stock Option Plan

In August 18, 2004, Critical's 2004 Stock Award and Incentive Plan was adopted and ratified. The 2004 Plan provided for a broad range of awards, including incentive and non-qualified options, restricted and deferred stock, performance awards, stock appreciation rights and other types of equity awards.

Share Reserve. We authorized the issuance of 5,000,000 shares of our common stock pursuant to the 2004 Plan. As of July 31, 2005, we have granted 5,000,000 shares of our common stock under the 2004 Plan.

Awards. Stock options may be granted under the 2004 Plan to our employees, non-employee directors and individuals with whom we have consulting agreements. The stock options granted will be either incentive stock options or non-qualified stock options.

An incentive stock option is a stock option that has met the requirements of
Section 422 of the Internal Revenue Code and, except as set forth below, must be granted with an exercise price of at least 100% of the fair market value at the date of grant.

No incentive stock option, and, prior to our stock being publicly traded, no non-qualified stock option, may be granted to any person, who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of the total combined voting power of our company or any affiliate, unless the following conditions are satisfied:

     the option exercise price must be at least 110% of the fair market value of the stock subject to the option on the date of grant; and

     the term of any incentive stock option award must not exceed five years from the date of grant.

Plan Administration. The 2004 Plan is administered by our board of directors. Our board of directors interprets all questions relating to the 2004 Plan and its decisions are final and binding on all participants. Any determination by a majority of the members of the board of directors at any meeting, or by written consent in lieu of a meeting, shall be deemed to have been made by the whole board of directors. Under the 2004 Plan, the board of directors may, at any time or from time to time, appoint a committee of at least two members of the board of directors and delegate to the committee the authority of the board of directors to administer the 2004 Plan. Upon such appointment and delegation, such committee shall have all the powers, privileges and duties of the board of directors, and shall be substituted for the board of directors, in the administration of the 2004 Plan, subject to certain limitations.

Term of Awards. In general, the term of stock options granted under the 2004 Plan is ten years. In the event an awardee's service relationship with us ends, other than upon the awardee's death or disability, the award may be exercised within a period of 90 days following termination, provided that the award has already vested. If the awardee's termination of service is for cause, such period will not exceed thirty days. Any award not already vested, or not exercised within these periods shall terminate. If the awardee dies, any vested award may be exercised within the time period specified in the award agreement, being at least six months, or if no time is specified, twelvemonths.

Payment of Exercise Price. Awardees may pay the exercise price of their awards, if any, as determined by the compensation committee, and acceptable consideration includes cash, checks, and promissory notes. Generally, an option holder may not transfer a stock option to any entity other than a spouse or descendants or to a trust, or other entity owned by such a trust, for the primary benefit of the option holder, his spouse and/or his descendants.

Option Adjustments. The aggregate number and class of shares as to which options may be granted under the 2004 Plan, the number and class shares covered by each outstanding option and the exercise price per share of each outstanding option, but not the total price, and all such options, shall each be proportionately adjusted for any increase decrease in the number of issued common stock resulting from split-up, spin-off or consolidation of shares or any like capital adjustment or the payment of any stock dividend. Generally, any option granted shall terminate in the event of a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation. However, the optionee shall have the right immediately prior to any such transaction to exercise his or her option in whole or in part.

Additional Provisions. The board of directors may, in their sole discretion, include additional provisions in any option or award granted or made under the 2004 Plan that are not inconsistent with the 2004 Plan or applicable law. The board of directors may also, in its sole discretion, accelerate or extend the date or dates on which all or any particular award or awards granted under the 2004 Plan may be exercised.


Limitation of Liability and Indemnification Matters

Article eighth of our certificate of incorporation provides that the personal liability of our directors will be eliminated to the fullest extent permitted by the corporate laws of the State of Nevada, as the same may be amended and supplemented. Article sixth of our certificate of incorporation provides that we will, to the fullest extent permitted by the provisions of the corporate laws of the State of Nevada, indemnify all persons whom we may indemnify under such provisions. The indemnification provided by this section shall not limit or exclude any rights, indemnities or limitations of liability to which any person may be entitled, whether as a matter of law, under our bylaws, by agreement, vote of our stockholders or disinterested directors, or otherwise. Except as specifically required by the corporate laws of the State of Nevada, as the same exists or may be amended, none of our directors of will be liable to us or our stockholders for monetary damages for breach of his or her fiduciary duty as a director. No amendment to or repeal of this provision of our certificate of incorporation will apply to or have any effect on the liability or alleged liability of any director for or with respect to any acts or omissions of that director occurring prior to the amendment or repeal.

Under the corporate laws of the State of Nevada, we have the power, under certain circumstances, to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or contemplated action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director, officer, employee or agent of ours, or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including attorneys' fees, and judgments against, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, that type of indemnification is against public policy as expressed in the Act and is therefore unenforceable.

There is no pending litigation or proceeding involving any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of July 31, 2005, based upon information obtained from the persons named below, regarding beneficial ownership of the Company's Common Stock by (i) each current director and nominee for director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table set forth under the caption "Executive Compensation," below, (iii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of its Common Stock and (iv) all executive officers and directors of the Company as a group.


------------------------------------ ------------------ ------------------------
                                     Number of Shares
Name and Address of Beneficial        of Common Stock
Owner                                  Beneficially
                                         Owned (1)       Percent of Class (2)
------------------------------------ ------------------ ------------------------
Ernest B. Remo                               2,003,000                   20.83%
c/o Critical Care
6646 Indian School Road, N.E.,
Albuquerque, New Mexico 87110
------------------------------------ ------------------ ------------------------
Malcolm Bauer                                  100,000                    1.04%
c/o Critical Care
6646 Indian School Road, N.E.,
Albuquerque, New Mexico 87110
------------------------------------ ------------------ ------------------------
Stuart Greenberg                                50,000                        *
c/o Critical Care
6646 Indian School Road, N.E.,
Albuquerque, New Mexico 87110
------------------------------------ ------------------ ------------------------
SM Gheric Trust (3)                            950,000                    9.87%
------------------------------------ ------------------ ------------------------
Directors & Executive Officers as            2,153,000                    22.38
a group (three persons)
------------------------------------ ------------------ ------------------------

(*) Less than 1%

     (1) The number of shares of Common Stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which such person or entity has the right to acquire within sixty days after July 31, 2005. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such person of beneficial ownership of such shares. The information is based upon information furnished by the person listed.

     (2) Assumes with respect to options, the shares underlying only those options deemed beneficially owned by the shareholder.

     (3) SM Gheric Trust - The trustee is Bruce M. Silverman and the beneficiaries of the trust assets are Bruce Silverman, Jeffery Silverman and Jodi Silverman, the children of Howard Silverman, former officer and director of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Howard Silverman, former president and director of the Company made non-interest bearing loans to the Company totaling $76,984 as of July 31, 2005, and $80,985 as of July 31, 2004. Robert Helmer, the chief operating officer of the Company, made a loan to the Company totaling $9,689 as of July 31, 2005, and $17,494 as of July 31, 2004. The loans bear interest at the Internal Revenue Service's applicable federal rate. Unpaid interest on the loans as of July 31, 2005 and 2004 was $28,046 and $8,402, respectively, which is included in accrued expenses.

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

The Company's former CEO had entered into a loan agreement with the Estate of Rohan for the acquisition of an excimer laser used in the operations of the Company. During the year ended July 31, 2004, the Company acquired the item and the purchase price of the equipment was included in accounts payable due to the former CEO as of July 31, 2004. Upon the resignation of the former CEO, the loan was assumed by the Company. The loan bears an interest at 8% per annum. Unpaid interest on the loan as of July 31, 2005 is $16,000 which is included in accrued expenses.

On August 5, 2004, a subsidiary of the Company, Lasik Acquisition Corp., consummated its merger with Salus Holding, Inc. ("Salus"). Pursuant to the merger agreement, the shareholders of Salus have been issued 2,000,000 shares of common stock of the Company. The sole shareholder of Salus, Homeland Security Technology, Inc., was issued 2,000,000 shares of Critical's Common Stock that approximated 43.7 percent of the outstanding shares of Critical calculated on a fully diluted basis at the date of issuance. On or about November 2005, Homeland Security Technology, Inc. transferred the 2,000,000 shares of Critical Common Stock to Ernest Remo, Chief Executive Officer and Chairman of the Board of Critical, pursuant to a settlement agreement in connection with a promissory note by Homeland Security Technology, Inc. in favor of Mr. Remo.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
------------

 Exhibits           Description
 --------           -----------

     31.1 Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K
------------------------

     Form 8-K filed with the Securities and Exchange Commission by the Company on October 29, 2004 with respect to the name change of the Company from "Lasik America, Inc." to "Critical Care, Inc."

     Form 8-K filed with the Securities and Exchange Commission by the Company on August 4, 2005 with respect to the merger of Salus Holding, Inc and Lasik Acquisition Corp.



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for us by Weinberg & Company, P.A., for fiscal years ended July 31, 2005 and 2004, are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are billed in the fiscal years.

                                    FISCAL YEAR 2005          FISCAL YEAR 2004
AUDIT FEES                          $   48,500.00             $   43,800.00
AUDIT-RELATED FEES                  $     --                  $     --
TAX FEES                            $     --                  $     --
ALL OTHER FEES                      $     --                  $     --

         TOTAL                      $   48,500.00             $   43,800.00

Audit fees for the fiscal years ended July 31, 2005 and 2004, were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, and other assistance required to complete the year end audit of the consolidated financial statements.

As we do not have a formal audit committee (see end of Item 9 above), the services described above were approved by the Board of Directors under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as we do not have a formal audit committee, the Board of Directors . approved the procedures of the independent auditor.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2006.

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



/s/  Ernest B. Remo               Chairman of the Board and       March 30, 2006
-----------------------------     Chief Executive Officer
     Ernest B. Remo               (Principal Executive Officer)


/s/  Stuart Greenberg             Director                        March 30, 2006
-----------------------------
     Stuart Greenberg


/s/  Malcolm Bauer                Director                        March 30, 2006
-----------------------------
     Malcolm Bauer

                                TABLE OF CONTENTS




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...................  F-1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of July 31, 2005 and 2004.............  F-2

     Consolidated Statements of Operations for the years ended
       July 31, 2005 and 2004.............................................  F-3

     Consolidated Statements of Shareholders' Deficiency for the years ended July 31, 2005 and 2004.......................................  F-4

     Consolidated Statements of Cash Flows for the years ended
      July 31, 2005 and 2004..............................................  F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...............................  F-6

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders of:
Critical Care, Inc. and Subsidiary

     We have audited the accompanying consolidated balance sheets of Critical Care, Inc. and Subsidiary as of July 31, 2004 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended July 31, 2004 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Critical Care, Inc. and Subsidiary at July 31, 2004 and 2005, and the consolidated results of their operations and their cash flows for the years ended July 31, 2004 and 2005, in conformity with the accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced net losses and has both a working capital deficiency and shareholders' deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Weinberg & Company, P.A.
-----------------------------
     Weinberg & Company, P.A.


Boca Raton, Florida
March 3, 2006



                                      CRITICAL CARE, INC. AND SUBSIDIARY
                                          (F/K/A LASIK AMERICA, INC.)
                                          CONSOLIDATED BALANCE SHEETS
                                            JULY 31, 2005 AND 2004



                                                                                     2005            2004
                                                                                 ------------    ------------
                                                    ASSETS
                                                    ------

CURRENT ASSETS
 Cash                                                                            $     10,351    $       --
 Other current assets                                                                   4,696           5,044
                                                                                 ------------    ------------
 Total current assets                                                                  15,047           5,044

 Property and equipment, net of accumulated depreciation of $393,854
    and $275,189, respectively                                                        197,061         303,156
                                                                                 ------------    ------------

TOTAL ASSETS                                                                     $    212,108    $    308,200
                                                                                 ============    ============


LIABILITIES AND SHAREHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES
 Bank overdraft                                                                  $       --      $     17,314
 Accounts payable                                                                     154,251         329,721
 Accrued director fees                                                                196,200            --
 Gross receipts and compensating tax payable                                          284,102         229,170
 Payroll taxes payable                                                                265,525         306,078
 Accrued penalties and interest on delinquent taxes                                   122,528         120,849
 Other current liabilities                                                             95,638          28,117
 Current portion of long-term debt                                                     23,940          51,640
                                                                                 ------------    ------------
 Total Current Liabilities                                                          1,142,184       1,082,889

Loans payable to officers                                                               9,689          17,494
Long-term debt, net of current portion                                                276,984          80,985
                                                                                 ------------    ------------


Total liabilities                                                                   1,428,857       1,181,368
                                                                                 ------------    ------------


Shareholders' deficiency
 Preferred Stock, $.001 par value, 100,000 shares authorized; no shares issued
    and outstanding                                                                      --              --
 Common stock, $.001 par value, 25,000,000 shares authorized; 9,616,043 shares and 2,226,043 shares issued and outstanding at July 31, 2005, and 2004,
    respectively                                                                        9,616           2,226
 Additional paid in capital                                                        14,134,522      12,639,912
 Accumulated deficit                                                              (15,360,887)    (13,515,306)
                                                                                 ------------    ------------
 Total Shareholders' Deficiency                                                    (1,216,749)       (873,168)
                                                                                 ------------    ------------

Total liabilities and shareholders' deficiency                                   $    212,108    $    308,200
                                                                                 ============    ============


                          See accompanying notes to consolidated financial statements

                                                      F-2

                       CRITICAL CARE, INC. AND SUBSIDIARY
                           (F/K/A LASIK AMERICA, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JULY 31, 2005 AND 2004



                                                      2005             2004
                                                   -----------      -----------


Revenue                                            $   856,243      $   926,652
                                                   -----------      -----------


Costs and expenses
   Operating costs                                   1,051,511        1,081,423
   Non cash compensation                             1,142,000             --
   Depreciation                                        118,665          101,706
                                                   -----------      -----------
   Total Costs and Expenses                          2,312,176        1,183,129
                                                   -----------      -----------

   Income from operations                           (1,455,933)        (256,477)
                                                   -----------      -----------

OTHER INCOME
(EXPENSES)
   Adjustment to accounts payable                       (6,930)         125,370
   Interest expense                                    (22,718)         (41,267)
   Loss on investment due to
    abandonment                                       (360,000)            --
                                                   -----------      -----------
   Total Other Expenses                               (389,648)          84,103
                                                   -----------      -----------

                 Net loss                          $(1,845,581)     $  (172,374)
                                                   ===========      ===========

Basic and diluted net loss per share               $      (.22)     $      (.08)
                                                   ===========      ===========

Average shares used to compute basic
   and diluted net loss per share                    8,370,210        2,226,043
                                                   ===========      ===========


          See accompanying notes to consolidated financial statements



                                        CRITICAL CARE, INC. AND SUBSIDIARY
                                           (F/K/A LASIK AMERICA, INC.)
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                                    FOR THE YEARS ENDED JULY 31, 2005 AND 2004




                                            Common Stock            Additional
                                     ---------------------------     Paid-In       Accumulated
                                        Shares         Amount        Capital         Deficit         Total
                                     ------------   ------------   ------------    ------------    ------------
Balance, July 31, 2003                  2,226,043   $      2,226   $ 12,639,912    $(13,342,932)   $   (700,794)



Net loss for the year                        --             --             --          (172,374)       (172,374)
                                     ------------   ------------   ------------    ------------    ------------

Balance, July 31, 2004                  2,226,043          2,226     12,639,912     (13,515,306)       (873,168)

Common stock issued for investment      2,000,000          2,000        358,000            --           360,000

Common stock issued for services        5,390,000          5,390      1,136,610            --         1,142,000

Net loss for the year                        --             --             --        (1,845,581)     (1,845,581)
                                     ------------   ------------   ------------    ------------    ------------

Balance, July 31, 2005                  9,616,043   $      9,616   $ 14,134,522    $(15,360,887)   $ (1,216,749)
                                     ============   ============   ============    ============    ============


                          See accompanying notes to consolidated financial statements

                                                       F-4



                       CRITICAL CARE, INC. AND SUBSIDIARY
                           (F/K/A LASIK AMERICA, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JULY 31, 2005 AND 2004



                                                                                    2005           2004
                                                                                 -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                        $(1,845,581)   $  (172,374)
 Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation                                                                     118,665        101,706
    Non cash compensation                                                          1,142,000           --
    Loss on abandonment                                                              360,000           --
    Reclassification from accounts payable to long-term debt                         200,000           --
 Changes in operating assets and liabilities:
    Decrease  in:
      Prepaid expenses and other current assets                                          347          1,063
    Increase / (decrease) in:
      Accounts payable                                                              (175,469)       116,209
      Gross receipts, sales tax and compensating tax payable                          54,932         64,319
      Accrued director fees                                                          196,200           --
      Payroll tax payable                                                            (40,553)        76,363
      Accrued penalties and interest on delinquent taxes                               1,679         60,949
      Other liabilities                                                               67,521        (14,947)
                                                                                 -----------    -----------
  Net Cash Provided By Operating Activities                                           79,741        233,288


cASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of medical equipment                                                       (12,570)      (210,000)
                                                                                 -----------    -----------
 Net Cash Used In Investing Activities                                               (12,570)      (210,000)


Cash flows from financing activities
 Bank overdrafts                                                                     (17,314)        13,984
 Net (repayments) borrowing to/from officers                                          (7,806)         7,379
 Repayments of long-term debt                                                        (31,700)       (44,651)
                                                                                 -----------    -----------
 Net Cash Used In Financing Activities                                               (56,820)       (23,288)
                                                                                 -----------    -----------

Net Increase/(Decrease) In Cash                                                       10,351           --
Cash at beginning of period                                                             --             --
                                                                                 -----------    -----------
Cash at end of period                                                            $    10,351    $      --
                                                                                 ===========    ===========

 Cash paid during the period for interest                                        $      --      $     1,313
                                                                                 ===========    ===========

 Schedule of non-cash transactions:
     Common stock issued for investment in Salus holdings                        $   360,000    $      --
     Common stock issued for services                                              1,342,000           --
                                                                                 -----------    -----------
        Total Non-cash Transactions                                              $ 1,702,000    $      --
                                                                                 ===========    ===========


                        See accompanying notes to consolidated financial statements

                                                     F-5

NOTE 1   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
------   ------------------------------------------------


     Organization and Business

     Lasik America, Inc. (the "Company") was incorporated in the State of Nevada on March 21, 2001. The Company operates an ophthalmic laser vision correction center in Albuquerque, New Mexico. On August 5, 2004, Lasik America, Inc. consummated its merger with Salus Holding, Inc. On October 26, 2004, the company changed its name to Critical Care, Inc.



     Going Concern
     -------------

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $1,845,581 for the year ended July 31, 2005, and a working capital deficiency of $1,127,137 and shareholders' deficiency of $1,216,749 as of July 31, 2005 which raises substantial doubts about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainly.

     Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at July 31, 2005, anticipated cash to be generated by operations will be insufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during 2006. Therefore, the Company is seeking additional equity or debt financing, but there can be no assurance that sufficient additional financing will be available.

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

     The carrying amounts reported in the balance sheet for cash, cash overdraft, accounts receivable, accounts payable, accrued liabilities, taxes payable and patient deposits approximate fair value due to the immediate short-term maturity of these financial instruments.


     The fair value of the Company's long-term debt approximates the carrying amount based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

     Property and Equipment
     ----------------------

     Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the depreciable assets which range from three to five years.

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

     Basic earnings (loss) per share is calculated by dividing the earnings net
     (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated assuming the issuance of common shares resulting from the exercise of stock options and warrants. Dilutive securities are not included in the calculation of loss per share because their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is ($.22) for the year ended July 31, 2005 and ($.08) for the year ended July 31, 2004.


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



     The Financial Accounting Standards Board recently published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R, which is effective from the first interim period that begins after December 15, 2005, will require that compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements. Accordingly, the Company will implement the revised standard in the first quarter of the fiscal year 2006. Currently, the Company accounts for its share-based payment transaction under the provision of APB 25, which does not necessarily require the recognition of compensation cost in the statement of earnings of the financial statement.


     To date no options to employees or non-employees have resulted in compensation.



     Recent Accounting Pronouncements
     --------------------------------

     The Financial Accounting Standards Board has recently issued several Statements of Financial Accounting Standards.

     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for the first interim or annual reporting period that begins after June 15, 2005. The



     Company is currently evaluating the method of adoption and the impact of FAS 123(R) on its financial position and results of operations. The Company is also evaluating the form of any stock based incentive compensation it may offer in the future. FAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in the first quarter of fiscal year 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosure.


     The Company does not expect that the adoption of these pronouncements will have a material effect on the Company's financial position or results of operations.

NOTE 2    PROPERTY AND EQUIPMENT
------    ----------------------


     Property and equipment consist of the following as of July 31, 2005 and 2004:

                                                                     2005          2004
                                                                  ---------     ---------


          Medical equipment                                       $ 450,842     $ 438,272
          Assets obtained through capital lease obligation          105,019       105,019
          Leasehold improvements                                     23,382        23,382
          Office equipment, furniture and fixtures                   11,672        11,672
                                                                  ---------     ---------
                                                                    590,915       578,345
          Less accumulated depreciation                            (393,854)     (275,189)
                                                                  ---------     ---------

              Net property and equipment                          $ 197,061     $ 303,156
                                                                  =========     =========


     Depreciation expense for the years ended July 31, 2005 and 2004, were $118,665 and $101,706, respectively.

NOTE 3    LONG-TERM DEBT
------    --------------

     Long-term debt consists of the following as of July 31, 2005 and July 31, 2004:

                                      F-9




                                                                        July 31,           July 31,
                                                                         2005               2004
                                                                      -----------        -----------
              The Company's former CEO had entered into a loan
              agreement with the Estate of Rohan for the
              acquisition of an excimer laser used in the
              operations of the Company. During the year ended
              July 31, 2004, the Company purchased the medical
              equipment and the purchase price of the equipment
              was included in the accounts payable to the former
              CEO as of July 31, 2004. Upon the resignation of
              the former CEO the loan was assumed by the Company
              which bears an interest at 8% per annum. Unpaid
              interest on the loan as of July 31, 2005 is
              $16,000 which is included in accrued expenses.          $   200,000        $      --


              The former CEO made a loan to the Company thru a
              series of cash advances in fiscal years 2002, 2003
              and 2004. The Internal Revenue Service's
              applicable federal rate (AFR) was used to compute
              the interest expense. Unpaid interest on the loans
              as of July 31, 2005 is $10,456 which is included
              in accrued expenses.                                         76,984             80,985


              Capital lease obligation bearing interest at 5.22%
              per annum with interest and principal payable in
              monthly installments of $3,158. The obligation
              expires in April 2005 with a $1 buyout. The lease
              relates to an upgrade of laser equipment with net
              book value of $15,315 and $41,570 at July 31, 2005
              and 2004 respectively. As of February 9, 2005, the
              capital lease was restructured in the amount of
              $55,400 payable in 11 consecutive monthly
              installment of $4,616.67 beginning February 20,
              2005.                                                        23,940             51,640
                                                                      -----------        -----------
                                                                          300,924            132,625
              Less: Current portion                                       (23,940)           (51,640)
                                                                      -----------        -----------

              Total Long-term Debt                                    $   276,984        $    80,985
                                                                      ===========        ===========

                                                 F-10

NOTE 4    COMMITMENTS AND CONTINGENCIES
------    -----------------------------

     Lease Commitments
     -----------------

     The Company entered an agreement to lease its existing facility for three years beginning in February 2003. The lease will end in January 2006 and the minimum future obligations for the fiscal year ended 2006 is $20,106. The company extended the lease agreement for 12 months effective February 2006 at a rate of $3,369 per month.

              Fiscal Year                                  Amount
              2006                                        $40,320
              2007                                         20,214
              Thereafter                                     --


     Litigation
     ----------

     On March 31, 2003, a former employee of the company filed a complaint that she was fired as an employee inspite of an employment contract that she had with the Company. The Company has responded to the complaint stating that she violated her contract through non-performance and dishonesty.


     On February 9, 2005, the complaint was settled in favor of the employee. The company was obligated to pay $1,000 per month beginning March 1, 2005 for the sum of $13,500, and to issue $10,000 worth of restricted stock at 10 cents based on a share value date February 20, 2005. As of July 31, 2005 the unpaid balance due to the employee was $8,500 and 60,000 shares of stock.


     Delinquent Payroll and Gross Receipts Taxes
     -------------------------------------------

     During the year ended July 31, 2002, the Company became delinquent on employment taxes payable to the Internal Revenue Service and on gross receipts taxes payable to the State of New Mexico. The liability for these taxes, interests, and penalties of $672,155 and $656,097 have been shown on the balance sheet as of July 31, 2005 and 2004, respectively. The Company has started negotiations with both the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed. During the year ended July 31, 2004, the Internal Revenue Service filed a lien against the assets of the Company related to these delinquent payroll taxes.



NOTE 5    BUSINESS COMBINATIONS
------    ---------------------

     "On August 5, 2004, the Company consummated its merger with Salus Holding, Inc. ("Salus"). Pursuant to the merger agreement, the shareholders of Salus were issued 2,000,000 shares of common stock of the Company. The sole shareholder of Salus, Homeland Security Technology, Inc., was issued 2,000,000 shares of the Company's Common Stock having a fair value of $360,000 that approximated 43.7 percent of the outstanding shares of the Company calculated on a fully diluted basis at the date of issuance.

     Salus was the sole shareholder in Icon Salus S.r.l. ("Icon Salus"), a company formed under the laws of Italy. Salus was constructing a dialysis facility in Amaseno, Italy. Following the Company's acquisition of Salus, the Company experienced difficulties in the development of the Amaseno Clinic and was unable to obtain the requisite permits and licenses from the Italian government, provincial and local. Thus on October 31, 2004, the Company abandoned the development of the Amaseno Clinic and recorded $360,000 loss on this investment.



     On October 28, 2004, the Company entered into an agreement to purchase certain rights to acquire a group of five dialysis clinics from Icon Veneto srl ("Icon Veneto"), an Italian company, pursuant to a rights purchase agreement. The rights purchased consist of a binding letter of intent assigned to the Company pursuant to the agreement. Pursuant to the rights purchase agreement the Company issued to Icon Veneto 100,000 shares of preferred stock of the Company. The preferred stock was convertible into 10,000,000 shares of common stock of the Company. The five dialysis clinics which are the subject of the rights purchase agreement had established revenues of over Euro 4,000,000 (US$5,250,000). On February 1, 2005, the Company and Icon Veneto entered into a settlement agreement whereby the rights purchase agreement was terminated ab initio, as if it never existed, as a result of a dispute between Icon Veneto and the Company with respect to representations of Icon Veneto with respect to the rights. Consequently, the Company Preferred Stock issued to Icon Veneto was cancelled."


NOTE 6    SHAREHOLDERS' EQUITY
------    --------------------

     On August 5, 2004, the Company consummated its merger with Salus Holding, Inc. ("Salus"). Pursuant to the merger agreement, the shareholders of Salus have been issued 2,000,000 shares of common stock of the Company. The sole shareholder of Salus, Homeland Security Technology, Inc., was issued 2,000,000 shares of the Company's common stock.

     On October 12, 2004, the Company issued 5,000,000 shares of common stock to five (5) consultants pursuant to a consulting agreement with each of the consultants. The shares were granted pursuant to the Company's Share Option Plan.

     On October 29, 2004, the Company issued 100,000 shares of common stock to a Director of the Company, for certain services that were provided to the Company.

     On November 11, 2004, the Company issued 50,000 shares of common stock for legal services.

     On February 15, 2005, the Company issued 5,000,000 shares of common stock to a consultant to the Company for services to be provided to the Company. Pursuant to an oral agreement as of February 17, 2005, the stock was cancelled ab initio, as if never issued.

     On March 8, 2005, the Company issued 200,000 shares of common stock to a surgeon for services provided to the Company.

     On May 12, 2005, the Company issued 40,000 shares of common stock to a former employee, pursuant to a settlement agreement in connection with a lawsuit.

NOTE 7    INCOME TAXES
------    ------------

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of July 31, 2005 and 2004.

                                                    2005               2004
                                                 -----------        -----------
         Deferred tax assets:
         Net operating loss carryforwards        $ 1,237,800        $   503,900
                                                 -----------        -----------

         Gross deferred tax assets                 1,237,800            503,900

         Less valuation allowance                 (1,237,800)          (503,900)
                                                 -----------        -----------

         Deferred tax assets                     $      --          $      --
                                                 ===========        ===========

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


     As of July 31, 2005 and 2004, the Company has net operating loss carryforwards for both federal and state income tax purposes of approximately $3,200,000 and $1,353,842, respectively. Federal net operating loss carryforwards begin to expire in 2024; state net operating loss carryforwards begin to expire in 2006.

     A reconciliation of the effective tax rates with the federal statutory rate is as follows for the period ended July 31, 2005 and 2004:

                                                          2005          2004
                                                        ---------     ---------
         Beginning deferred                             $    --       $    --
         Federal income tax benefit at 35%
           statutory rate                                (645,900)      (60,000)
         State income taxes at 4.8% statutory rate        (88,000)       (8,300)
         Change in valuation allowance                    733,900        68,300
                                                        ---------     ---------

          Deferred tax assets                           $    --       $    --
                                                        =========     =========


NOTE 8    RELATED PARTY TRANSACTIONS
------    --------------------------

     The Clinic Manager of the Company made a loan to the Company totaling $9,689 as of July 31, 2005 and $17,474 as of July 31, 2004. The loan bears interest at the Internal Revenue Service's applicable federal rate. Unpaid interest on the loan as of July 31, 2005 is $1,589 which is included in accrued expenses.

     On October 29, 2004, the Company issued 100,000 shares of common stock to a Director of the Company, for certain services that were provided to the Company. (See Note 6).


NOTE 9    STOCK WARRANTS
------    --------------

     During the period ended July 31, 2002, the Company issued 125,000 warrants to an existing shareholder. The warrants granted the shareholder the right to purchase, for $7.20, an additional share of common stock for each common share currently owned by the shareholder and expire in 2006. The value of warrants at the time of issuance was nominal since there was no active market for either the stock or the warrants. As of July 31, 2005, all of the warrants remained outstanding.

NOTE 10   SUBSEQUENT EVENT
-------   ----------------

     On October 3, 2005, the board authorized the issuance of 2,000,000 shares of common stock to the Chief Executive Officer for certain services that were provided for the Company.