Form 10QSB
period 2004-10-31
CRITICAL CARE, INC
filed 2006-04-06
CIK 1157814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
     OF 1934

                 For the quarterly period ended October 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

            For the transition period from            to
                                           -----------   ------------

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

                                 (505) 837-2020
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At March 20, 2006, the issuer had outstanding 11,616,043 shares of Common Stock, no par value per share

                               CRITICAL CARE, INC.
                         (Formerly Lasik America, Inc.)

                                   FORM 10-QSB

                                October 31, 2004

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page
   Item 1.                                                                  ----

              Unaudited Condensed Consolidated Balance Sheet                 3

              Unaudited Condensed Consolidated Statements of Operations      4

              Unaudited Condensed Consolidated Statement of Shareholders'
              Deficiency                                                     5

              Unaudited Condensed Consolidated Statements of Cash Flows      6

              Unaudited Notes to Condensed Consolidated Financial
               Statements                                                   7-10

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            10

   Item 3.    Controls and Procedures                                        14


                           PART II - OTHER INFORMATION

   Item 1.    Legal Proceedings                                              16

   Item 2.    Changes in Securities                                          16

   Item 3.    Defaults by the Company upon Its Senior Securities             17

   Item 4.    Submission of Matters to a Vote of Security Holders            17

   Item 5.    Other Information                                              17

   Item 6.    Exhibits and Reports on Form 8-K                               18

              Signatures                                                     19



                                               PART I.
                                        FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                                  CRITICAL CARE, INC. AND SUBSIDIARY
                                     (f/k/a Lasik America, Inc.)
                                      CONDENSED BALANCE SHEETS



                                                                      October 31,       July 31,
                                                                          2004           2004
                                                                      ------------    ------------
                                     ASSETS                            (Unaudited)


Current assets
       Cash                                                           $       --      $       --
       Accounts receivable                                                    --              --
       Other current assets                                                  5,294           5,044
                                                                      ------------    ------------
               Total current assets                                          5,294           5,044

Property and equipment, at cost, net of accumulated depreciation
       of $308,206 and 275,189, respectively                               282,709         303,156

                                                                      $    288,003    $    308,200
                                                                      ============    ============


                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current liabilities
       Bank overdraft                                                 $        853    $     17,314
       Accounts payable                                                    184,632         329,721
       Gross receipts and compensating use tax payable                     241,668         229,170
       Payroll taxes payable                                               305,243         306,078
       Accrued penalties and interest on delinquent taxes                  119,779         120,849
       Other current liabilities                                            26,961          28,117
       Current portion  notes payable                                       51,640          51,640
                                                                      ------------    ------------
               Total current liabilities                                   930,776       1,082,889





Loans payable to officers                                                   12,194          17,494
Long term debt, net of current portion                                     280,985          80,985
                                                                      ------------    ------------

               Total liabilities                                         1,223,955       1,181,368
                                                                      ------------    ------------


Stockholders' deficiency
       Preferred stock  $.001 par value, 100,000 shares authorized;
               0 shares issued  and outstanding                               --              --
       Common stock  $.001 par value, 25,000,000 shares authorized;
               9,326,043 shares and 2,226,043 shares issued and
               outstanding, respectively                                     9,326           2,226
       Additional paid in capital                                       14,104,812      12,639,912
       Accumulated deficit                                             (15,050,090)    (13,515,306)
               Total stockholders' deficiency                             (935,952)       (873,168)
                                                                      ------------    ------------

                                                                      $    288,003    $    308,200
                                                                      ============    ============


               See accompanying notes to condensed consolidated financial statements.

                                                  3

                        CRITICAL CARE, INC AND SUBSIDIARY
                           (f/k/a Lasik America, Inc.)
                  Condensed Statement of Operations (Unaudited)



                                                   three months ended October 31
                                                   -----------------------------
                                                      2004             2003
                                                   -----------      -----------

Revenue                                            $   218,651      $   275,856
                                                   -----------      -----------

Costs and operating expenses

      Operating costs                                1,356,134          247,144

      Depreciation                                      33,017           23,036

      Interest                                           4,284            6,270
                                                   -----------      -----------

      Total costs and expenses                       1,393,435          276,450
                                                   -----------      -----------

Operating loss                                      (1,174,784)            (594)

Loss on investment due to abandonment                 (360,000)            --
                                                   -----------      -----------

Net loss                                           $(1,534,784)     $      (594)
                                                   ===========      ===========

Basic and diluted net loss per share               $     (0.30)     $     (0.00)
                                                   ===========      ===========

Shares used to compute basic and diluted
      net loss per share                             5,097,782        2,226,043
                                                   ===========      ===========


     See accompanying notes to condensed consolidated financial statements.



                                       CRITICAL CARE, INC. AND SUBSIDIARY
                          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                      THREE MONTHS ENDED OCTOBER 31, 2004
                                 Condensed Statement of Shareholders' Deficiency



                                                                                    Retained
                                            Common Stock            Additional      Earnings
                                     ---------------------------      Paid-in     (Accumulated
                                        shares         amount         Capital        Deficit)        Total
                                     ------------   ------------   ------------   ------------    ------------
Balance, July 31, 2004                  2,226,043   $      2,226   $ 12,639,912   $(13,515,306)   $   (873,168)

Common stock issued for investment      2,000,000          2,000        358,000           --           360,000

Common stock issued for services        5,100,000          5,100      1,106,900           --         1,112,000

Net loss for the period                      --             --             --       (1,534,784)     (1,534,784)
                                     ------------   ------------   ------------   ------------    ------------

Balance October 31, 2004                9,326,043   $      9,326   $ 14,104,812   $(15,050,090)   $   (935,952)
                                     ============   ============   ============   ============    ============


                     See accompanying notes to condensed consolidated financial statements.

                                                        5



                            CRITICAL CARE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED OCTOBER 31, 2004 AND OCTOBER 31, 2003
                      Condensed Statement of Cash Flows (Unaudited)



                                                           three months ended October 31
                                                           -----------------------------
                                                               2004           2003
                                                            -----------    -----------
Cash flows from operating activities
  Net loss                                                  $(1,534,784)   $      (594)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities
    Depreciation                                                 33,017         23,036
    Noncash compensation                                      1,112,000           --
    Loss on investment due to abandonment                       360,000           --
    Changes in operating assets and liabilities:
    Decrease in:
      Other current assets                                         (250)          (352)
    Increase (decrease) in:
      Accounts payable                                           54,912        (31,963)
      Gross receipts and compensating use tax payable            12,498         16,028
      Payroll taxes payable                                        (836)        10,292
     Other current liabilities                                   (2,226)          (778)
                                                            -----------    -----------
      Net cash (used in) provided by operating activities        34,331         15,669
                                                            -----------    -----------

Cash flows from investing activities
  Purchase of medical and equipment                             (12,570)          --
                                                            -----------    -----------
      Net cash used in investing activities                     (12,570)          --
                                                            -----------    -----------


Cash flows from financing activities
 Net decrease in bank overdraft                                 (16,461)         9,236
 Loans repayments to officers                                    (5,300)       (10,115)
 Repayment of longterm debt                                        --          (14,790)
                                                            -----------    -----------
      Net cash provided by (used in) financing activities       (21,761)       (15,669)
                                                            -----------    -----------


Net decrease in cash                                               --             --
Cash at beginning of period                                        --             --
Cash at end of period                                       $      --      $      --
                                                            ===========    ===========

Supplemental disclosure of cash flow information
                                                                           -----------
Cash paid during the year for
  Interest                                                  $      --      $       741
                                                            ===========    ===========
   Income taxes                                             $      --      $      --
                                                            ===========    ===========


Schedule of Noncash Operating and Investing Transactions
   Common stock issued for investment                       $   360,000    $      --
                                                            ===========    ===========
    Common stock issued for services                        $ 1,112,000    $      --
                                                            ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                                        6

                       CRITICAL CARE, INC. AND SUBSIDIARY
                         (FORMERLY LASIK AMERICA, INC.)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2004


NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements in this report have been prepared by Critical Care, Inc without audit, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principals generally accepted in the United States of America for annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended July 31, 2004, included in the Company's form 10-KSB filed with the Securities and Exchange Commission on November 15, 2004.

In the opinion of management, information included in this report reflects all adjustments, consisting of normal, recurring adjustments, necessary for fair presentation of results for these interim periods.

The results of operation for the three months period ended October 31, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2005

Critical Care, Inc. (the Company) was incorporated in the State of Nevada on March 21, 2001. The Company operates an ophthalmic laser vision correction center in Albuquerque, New Mexico. On October 26, 2004 the Company formally changed its name from Lasik America, Inc. to Critical Care, Inc. The Company contracted the services of consultants to assist in the expansion of the its operations by either developing or acquiring a group of dialysis clinics in Italy.

Principles of Consolidation
The consolidated financial statement include the accounts of the Company and its wholly owned subsidiary. All significance inter-company transaction and the balances have been eliminated upon consolidation.


Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several Statements of Financial Accounting Standards.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for the first interim or annual reporting period that begins after December 15, 2005.

The Company does not expect that the adoption of these pronouncements will have a material effect on the Company's financial position or results of operations.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company had a net loss of $ $1,534,784 for the quarter ended October 31, 2004, and a working capital deficiency of $925,482 and a shareholders' deficiency of $935,952 as of October 31, 2004 which raises substantial doubts about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency, anticipated cash to be generated by operation will be insufficient to meet anticipated cash requirements for operation, working capital, and capital expenditures during the fiscal year 2005. Therefore, the Company is seeking additional equity or debt financing, but there can be no assurance that sufficient additional financing will be available.

NOTE 3: LONG-TERM DEBT

Long-term debt consists of the following as of October 31, 2004 and July 31, 2004:


                                                     October 31,    July 31,
                                                        2004          2004
                                                     -----------   -----------

The Company's former CEO had entered into a loan
agreement with the Estate of Rohan for the
acquisition of an excimer laser used in the
operations of the Company. During the year ended
July 31, 2004, the Company acquired the item and
the purchase price of the equipment was included
in the accounts payable due to the former CEO as
of July 31, 2004. Upon the resignation of the
former CEO, the loan was assumed by the Company.
The loan bears an interest at 8% per annum. Unpaid
interest on the loan as of October 31, 2004 was
$4,000 which is included in accrued expenses.        $   200,000   $      --


The former CEO made non-interest bearing loans to
the Company thru a series of cash advances in
fiscal years 2002, 2003 and 2004. The Internal
Revenue Service's applicable federal rate (AFR)
was used to compute the interest expense.                 80,985        80,985

Capital lease obligation bearing interest at 5.22%
per annum with interest and principal payable in
monthly installments of $3,158. The obligation
expires in April 2005 with a $1 buyout. The lease
relates to an upgrade of laser equipment with net
book value of $35,006 and 41,570 at October 31,
2004 and July 31, 2004 respectively.                      51,640        51,640
                                                     -----------   -----------
                                                         332,625       132,625
Less: Current portion                                    (51,640)      (51,640)
                                                     -----------   -----------

Total Long-term Debt                                 $   280,985   $    80,985
                                                     ===========   ===========


NOTE 4: SHAREHOLDERS' EQUITY

On October 29, 2004, the Company issued 100,000 shares of common stock to a Director of the Company, for certain services beyond his responsibilities as a Director that were provided to the Company. (See Note 7 for stock based compensation to outside consultants).


NOTE 5: COMMITMENTS AND CONTINGENCIES

Delinquent Payroll and Gross Receipts Taxes
-------------------------------------------

The Company is delinquent on employment taxes payable to the Internal Revenue Service and on gross receipts taxes payable to the State of New Mexico. The Liability for these taxes has been shown on the balance sheet as of October 31, 2004. The Company has negotiated with the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed. As of July 31, 2004 the Internal Revenue Service filed a lien against all the assets of the Company related to these delinquent payroll taxes.

Litigation
----------

On March 31, 2003, a former employee of the Company filed a complaint that she was fired as an employee inspite of an employment contract that she had with the Company. The Company has responded to the complaint stating that she violated her contract through non-performance and dishonesty. (See subsequent event at note 8).

NOTE 6: ACQUISITION OF SUBSIDIARY
---------------------------------

"On August 5, 2004, the Company consummated its merger with Salus Holding, Inc. ("Salus"). Pursuant to the merger agreement, the shareholder of Salus was issued 2,000,000 shares of common stock of the Company. The sole shareholder of Salus, Homeland Security Technology, Inc., received 2,000,000 shares of the Company's Common Stock having a fair value of $360,000 that approximated 43.7 percent of the then outstanding shares of the Company calculated on a fully diluted basis at the date of issuance.

Salus was the sole shareholder in Icon Salus S.r.l.("Icon Salus"), a company formed under the laws of Italy. Salus was constructing a dialysis facility in Amaseno, Italy. Following the Company's acquisition of Salus, the Company experienced difficulties in the development of the Amaseno Clinic and was unable to obtain the requisite permits and licenses from the Italian government, provincial and local. Thus on October 31, 2004, the Company abandoned the development of the Amaseno Clinic and recorded a $360,000 loss on this investment.

NOTE 7: STOCK BASED COMPENSATION

On October 12, 2004, the Company issued 5,000,000 shares of common stock to five
(5) consultants pursuant to a consulting agreement with each of the consultants. The shares were granted pursuant to the Company's Share Option Plan. The basis of the valuation for the consulting agreements was $0.22, the fair market value of the common stock.

NOTE 8: SUBSEQUENT EVENTS

On November 11, 2004, the Company issued 50,000 shares of common stock for legal services.

On February 9, 2005, a complaint was settled in favor of a former employee. The Company was obligated to pay $1,000 per month beginning March 1, 2005 for the sum of $13,500, and to issue $10,000 worth of restricted stock at 10 cents based on a share value date February 20, 2005.


On February 15, 2005, the Company issued 5,000,000 shares of common stock to a consultant to the Company for services to be provided to the Company. Pursuant to an oral agreement as of February 17, 2005, the stock was cancelled ab initio, as if never issued.

On March 8, 2005, the Company issued 200,000 shares of common stock for services provided to the Company.

On May 12, 2005, the Company issued 40,000 shares of common stock to the former employee, pursuant to a final settlement agreement in connection with the lawsuit settlement made in February 2005.

On October 3, 2005, the board authorized the issuance of 2,000,000 shares of common stock to its Chief Executive Officer for certain services that were provided for the Company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report. This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "should", "expect", "anticipate", "estimate", "project", "continue", "plans", "intends" or other similar terminology. We caution you that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from the statements that constitute forward-looking statements as a result of various factors.

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

We were incorporated on March 21, 2001 as LASIK America, Inc. In October 1995 and in March 1996, the United States Food and Drug Administration approved the use of excimer lasers manufactured by Summit Technology, Inc. and VISX, Inc., to treat low to moderate nearsightedness. In May 2001, we opened our first excimer laser center in Albuquerque, New Mexico. On October 26, 2004 we formally changed our name from Lasik America, Inc. to Critical Care, Inc.

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

We currently generate on average approximately $ 73,000 per month in gross revenue and believe that we will require approximately $700,000 in gross revenue during the next 12 months to maintain our existing operations. We believe that our cash requirements during the next 12 months will be satisfied through a private offering of our equity or debt securities.

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

Salus was the sole shareholder in Icon Salus S.r.l.("Icon Salus"), a company formed under the laws of Italy. Salus was constructing a dialysis facility in Amaseno, Italy. Following the Company's acquisition of Salus, the Company experienced difficulties in the development of the Amaseno Clinic and was unable to obtain the requisite permits and licenses from the Italian government, provincial and local. Thus on October 31, 2004, the Company abandoned the development of the Amaseno Clinic. On or about November 2005, Homeland Security Technology, Inc. transferred the 2,000,000 shares of Critical Common Stock to Ernest Remo, Chief Executive Officer and Chairman of the Board of Critical, pursuant to a settlement agreement in connection with a promissory note by Homeland Security Technology, Inc. in favor of Mr. Remo.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 AS COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2003:

The following table sets forth, for the three months ended October 31, 2004 and 2003, operating information expressed as a percentage of revenue. The results of operations data for the three months ended October 31, 2004 and 2003 are not necessarily indicative of the results to be expected for future periods.


                                               Three Months       Three Months
                                                   Ended              Ended
                                              October 31,2004    October 31,2003
Revenues                                            100%               100%
Operating Costs and non-cash compensations          620%                90%
Depreciation expense                                 15%                 8%
Interest expense                                      2%                 2%
Total Costs and Expenses                            637%               100%
Net loss                                            702%                 0%


Results of operations
---------------------

Revenues

We derive our revenues directly from the number of laser vision surgical procedures performed at our center. Procedures performed by our affiliated doctor generate revenue to us from the physician, who collects a fee from the patient. Procedures performed by our employed doctor generate revenue directly to us from the patient. Revenues for the three months ended October 31, 2004 totaled $218,861 as compared to $275,856 for the three months ended October 31, 2003. Total revenue is predicated on the number of procedures of laser vision correction we performed during the period.

Operating Costs

Operating costs consist of doctor fees, royalty fees, medical supplies, salaries, wages and related costs for general corporate functions. The total operating costs for the three months ended October 31, 2004 was $1,356,134 as compared to $247,144 for the three months ended October 31, 2003. As a percentage of revenue, operating costs equaled 620% of total revenue during the period as compared to 90% for the three months ended October 31, 2003. Royalty fees are payable to the licensor of the VISX excimer laser we use for surgical procedures and is currently $110.00 per eye. There is no royalty for use of the Nidek laser, and the Company performs approximately 70% of the procedure with the Nidek.

Non-cash compensation expense

Non-cash compensation expense consists of expenses related to common stock issued in exchange for services. There was Non-cash compensation expense for the three months ended October 31, 2004 in the amount of $1,112,000 and as compared to no Non-cash compensation expense for the three months ended October 31, 2003.

Depreciation

Depreciation expense for the three months ended October 31, 2004 amounted to $33,017 from the depreciation of capital items acquired for use in our operations as compared to $23,036 for the three months ended October 31, 2003.

Interest expense

The Company incurred interest expense of $4,284 for the three months ended October 31, 2004 as compared to $6,270 for the three months ended October 31, 2003. The interest results from our financing costs of some of our capital equipment and interest accrued on delinquent payroll and gross receipt taxes.

Net loss

Our net loss for the three months ended October 31, 2004 was $1,534,784 as compared to $594 for the three months ended October 31, 2003.

Liquidity and capital resources

Since our inception, we have financed our operations through revenues and capital raised through the sale of our common stock. In order to effectuate our business plan as structured we will need to raise significant capital from external sources. In addition, we intend on raising capital internally through the increase in the number of procedures we perform. We currently do not have a credit facility or any commitments for additional financing. If we are unable to obtain adequate financing from internal or external sources we may be unable to fully implement our business plan and may be forced to modify our operations. Cash flows provided by operating activities was $34,331 for the three months ended October 31, 2004 as compared to $15,669 for the three months ended October 31, 2003. Net cash (used in) investing activities was ($12,570) for the three months ended October 31, 2004. Net cash flows (used in) financing activities of ($21,761) in the three months ended October 31, 2004 as compared to ($15,669) for the three months ended October 31, 2003.

Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at July 31, 2005, anticipated cash to be generated by operations will be insufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during the fiscal year 2005. Therefore, the Company is seeking additional equity or debt financing, but there can be no assurance that sufficient additional financing will be available.

Delinquent Payroll and Gross Receipts Taxes

The Company is delinquent on employment taxes payable to the Internal Revenue Service an on gross receipts taxes payable to the State of New Mexico. The Liability for these taxes has been shown on the balance sheet as of October 31, 2004. The Company has negotiated with the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed. As of July 31, 2004 the Internal Revenue Service filed a line against all the assets of the Company related to these delinquent payroll taxes.

Recently issued accounting standards

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosure.
 .
The Company does not expect that the adoption of these pronouncements will have a material effect on the Company's financial position or results of operations.


ITEM 3.   CONTROLS AND PROCEDURES
          -----------------------

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

                                    PART II.

                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          -----------------

A complaint was filed against the Company on March 31, 2003 by Mary Ratchford, a former employee. Ms. Ratchford contends that she was fired as an employee inspite of an employment contract that she had with the Company. The Company has responded to the charge stating that she violated her contract through non-performance and dishonesty. In February 2005, the Company and Ms. Ratchford entered into a settlement agreement with respect to the litigation. Pursuant to the Settlement Agreement, the Company agreed to pay Ms. Ratchford $13,500 in the aggregate which is payable in fourteen installments; and issue shares of the Company's common stock that had a trading value of $10,000. On May 12, 2005, the Company issued 40,000 shares of common stock to Ms. Ratchford pursuant to the settlement agreement. Ms. Ratchford's complaint will be dismissed following her receipt of the last payment pursuant to the Settlement Agreement.

 The Company is delinquent on employment taxes payable to the Internal Revenue Service an on gross receipts taxes payable to the State of New Mexico. The Liability for these taxes has been shown on the balance sheet as of October 31, 2004. The Company has negotiated with the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed. As of July 31, 2004 the Internal Revenue Service filed a line against all the assets of the Company related to these delinquent payroll taxes.

The Company is involved in other various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

A total of 5,000,000 shares of common stock were reserved and available for grant under the Company's 2004 Stock Award and Incentive Plan. As of February 28, 2006, 5,000,000 shares were issued pursuant to the plan.

On August 5, 2004, the Company, consummated its merger with Salus Holding, Inc. ("Salus"). Pursuant to the merger agreement, the shareholders of Salus were issued 2,000,000 shares of common stock of the Company. The sole shareholder of Salus, Homeland Security Technology, Inc., was issued 2,000,000 shares of the Company's Common Stock that approximated 43.7 percent of then outstanding shares of the Company calculated on a fully diluted basis at the date of issuance.

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

ITEM 3.   DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES
          --------------------------------------------------

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None.

ITEM 5.   OTHER INFORMATION
          -----------------

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

a)  Exhibits

Exhibit 31.1 Certification of Ernest B. Remo pursuant to Rule 13-14(a) and Item 307 of Regulation SB

Exhibit 32.1        Certification by Ernest B. Remo Pursuant to the 18 U.S.C.
                    Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

On August 4, 2004, the Company filed Form 8-K with respect to the merger of Salus Holdings.

On October 29, 2004, the Company filed Form 8-K with respect to the change of the Company's name.

On November 15, 2004, the Company filed Form 8-K with respect to the change in members of the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CRITICAL CARE, INC.
                                            -------------------
                                               (Registrant)


                                            By:  /s/  Ernest B.Remo
                                               --------------------------------
                                                      Ernest B. Remo
                                                      Chairman and
                                                      Chief Executive Officer
                                                      (Principal Executive
                                                      Officer and Principal
                                                      Accounting and Financial
                                                      Officer)


Date:  April 6, 2006