Form 10QSB
period 2005-01-31
CRITICAL CARE, INC
filed 2006-04-24
CIK 1157814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

                 For the quarterly period ended January 31, 2005

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

     At March 20, 2006, the issuer had outstanding 11,616,043 shares of Common Stock, no par value per share

                               CRITICAL CARE, INC.
                         (Formerly Lasik America, Inc.)

                                   FORM 10-QSB

                                January 31, 2005

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page
   Item 1.                                                                  ----

              Unaudited Condensed Consolidated Balance Sheet                 3

              Unaudited Condensed Consolidated Statements of Operations      4

              Unaudited Condensed Consolidated Statement of Shareholders'
               Deficiency                                                    5

              Unaudited Condensed Consolidated Statements of Cash Flows      6

              Unaudited Notes to Condensed Consolidated Financial
               Statements                                                   7-10

   Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           10

   Item 3.    Controls and Procedures                                        16


              PART II - OTHER INFORMATION

   Item 1.    Legal Proceedings                                              17

   Item 2.    Changes in Securities                                          17

   Item 3.    Defaults by the Company upon Its Senior Securities             18

   Item 4.    Submission of Matters to a Vote of Security Holders            18

   Item 5.    Other Information                                              18

   Item 6.    Exhibits and Reports on Form 8-K                               19

              Signatures                                                     20



                                     PART I.
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                                 CRITICAL CARE, INC. AND SUBSIDIARY
                                   (FORMERLY LASIK AMERICA, INC.)
                                CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                       January 31,      July 31,
                                                                          2005            2004
                                                                      ------------    ------------
                                     ASSETS                            (Unaudited)


Current assets
       Cash                                                           $      8,264    $       --
       Other current assets                                                  5,044           5,044
                                                                      ------------    ------------
               Total current assets                                         13,308           5,044


Property and equipment, at cost, net of accumulated depreciation
       of $341,432 and $275,189, respectively                              249,482         303,156
                                                                      ------------    ------------

                                                                      $    262,790    $    308,200
                                                                      ============    ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current liabilities
       Bank overdraft                                                 $       --      $     17,314
       Accounts payable                                                    109,264         329,721
       Gross receipts and compensating use tax payable                     256,659         229,170
       Payroll taxes payable                                               296,240         306,078
       Accrued penalties and interest on delinquent taxes                  119,779         120,849
       Other current liabilities                                           109,005          28,117
       Current portion  notes payable                                       51,640          51,640
                                                                      ------------    ------------
               Total current liabilities                                   942,587       1,082,889


Loans payable to officers                                                   20,289          17,494
Long term debt, net of current portion                                     276,984          80,985
                                                                      ------------    ------------

               Total liabilities                                         1,239,860       1,181,368
                                                                      ------------    ------------

Stockholders' deficiency
       Preferred stock  $.001 par value, 100,000 shares authorized;
               0 shares issued  and outstanding                               --              --
       Common stock  $.001 par value, 25,000,000 shares authorized;
               9,376,043 shares and 2,226,043 shares issued and
               outstanding, respectively                                     9,376           2,226
       Additional paid in capital                                       14,110,762      12,639,912
       Accumulated deficit                                             (15,097,208)    (13,515,306)
                                                                      ------------    ------------
               Total stockholders' deficiency                             (977,070)       (873,168)
                                                                      ------------    ------------

                                                                      $    262,790    $    308,200
                                                                      ============    ============


               See accompanying notes to condensed consolidated financial statements.

                                                  3



                                 CRITICAL CARE, INC. AND SUBSIDIARY
                                   (FORMERLY LASIK AMERICA, INC.)
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                               Three Months Ended             Six Months Ended
                                                   January 31,                   January 31,
                                           --------------------------    --------------------------
                                              2005           2004           2005           2004
                                           -----------    -----------    -----------    -----------
Revenue                                    $   235,553    $   245,937    $   454,205    $   521,793
                                           -----------    -----------    -----------    -----------

Costs and operating expenses

      Operating costs                          238,657        292,497        482,792        539,641

      Noncash compensation                       6,000           --        1,118,000           --

      Depreciation                              33,226         23,036         66,243         46,072

      Interest                                   4,788         13,397          9,072         19,667
                                           -----------    -----------    -----------    -----------

      Total costs and expenses                 282,671        328,930      1,676,107        605,380
                                           -----------    -----------    -----------    -----------

Operating loss                                 (47,118)       (82,993)    (1,221,902)       (83,587)

Loss on investment due to abandonment             --             --         (360,000)          --
                                           -----------    -----------    -----------    -----------
Net loss                                   $   (47,118)   $   (82,993)   $(1,581,902)   $   (83,587)
                                           ===========    ===========    ===========    ===========

Basic and diluted net loss per share       $     (0.01)   $     (0.04)   $     (0.22)   $     (0.04)
                                           ===========    ===========    ===========    ===========

Shares used to compute basic and diluted
      net loss per share                     9,370,608      2,226,043      7,229,847      2,226,043
                                           ===========    ===========    ===========    ===========


               See accompanying notes to condensed consolidated financial statements.

                                                  4



                                       CRITICAL CARE, INC. AND SUBSIDIARY
                                         (FORMERLY LASIK AMERICA, INC.)
                    CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY - UNAUDITED



                                                                                    Retained
                                             Common Stock           Additional      Earnings
                                     ---------------------------      Paid-in     (Accumulated
                                        shares         amount         Capital       Deficit)         Total
                                     ------------   ------------   ------------   ------------    ------------
Balance, July 31, 2004                  2,226,043   $      2,226   $ 12,639,912   $(13,515,306)   $   (873,168)

Common stock issued for investment      2,000,000          2,000        358,000           --           360,000

Common stock issued for services        5,150,000          5,150      1,112,850           --         1,118,000

Net loss for the period                      --             --             --       (1,581,902)     (1,581,902)
                                     ------------   ------------   ------------   ------------    ------------
Balance January 31, 2005                9,376,043   $      9,376   $ 14,110,762   $(15,097,208)   $   (977,070)
                                     ============   ============   ============   ============    ============


                     See accompanying notes to condensed consolidated financial statements.

                                                       5



                             CRITICAL CARE, INC. AND SUBSIDIARY
                               (FORMERLY LASIK AMERICA, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED



                                                                     Six Months Ended
                                                                       January 31,
                                                                --------------------------
                                                                   2005           2004
                                                                -----------    -----------
Cash flows from operating activities
  Net loss                                                      $(1,581,902)   $   (83,587)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities
    Depreciation                                                     66,243         46,072
    Noncash compensation                                          1,118,000           --
    Loss on investment due to abandonment                           360,000           --
    Changes in operating assets and liabilities
    (Increase) in:
      Other current assets                                             --           (1,947)
    Increase (decrease) in:
      Accounts payable                                              (20,456)       (37,110)
      Gross receipts and compensating use tax payable                27,490         30,323
      Payroll taxes payable                                          (9,838)        33,380
     Other current liabilities                                       79,817         14,402
                                                                -----------    -----------
      Net cash provided by operating activities                      39,354          1,533
                                                                -----------    -----------

Cash flows from investing activities
  Purchase of medical equipment                                     (12,570)          --
                                                                -----------    -----------
      Net cash used in investing activities                         (12,570)          --
                                                                -----------    -----------

Cash flows from financing activities
 Bank overdraft                                                     (17,314)        21,268
 Net borrowings from officers                                        10,600          9,885
 Repayments of longterm debt                                        (11,806)       (32,686)
                                                                -----------    -----------
      Net cash provided by(used in) financing activities            (18,520)        (1,533)
                                                                -----------    -----------

Net increase in cash                                                  8,264           --
Cash at beginning of period                                            --             --
                                                                -----------    -----------
Cash at end of period                                           $     8,264    $      --
                                                                ===========    ===========

Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the year for
   Interest                                                     $      --      $     1,533
                                                                ===========    ===========
   Income taxes                                                 $      --      $      --
                                                                ===========    ===========

Schedule of Noncash Operating and Investing and Financing
 Transactions
   Common stock issued for investment in Salus Holdings, Inc.   $   360,000    $      --
                                                                ===========    ===========
   Common stock issued for services                             $ 1,118,000    $      --
                                                                ===========    ===========
   Note Payable - Estate of Rohan assumed by Company            $   200,000    $      --
                                                                ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                                       6

                       CRITICAL CARE, INC. AND SUBSIDIARY
                         (FORMERLY LASIK AMERICA, INC.)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2005


Note 1:   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------

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

The results of operation for the six months period ended January 31, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2005

Critical Care, Inc. (the Company) was incorporated in the State of Nevada on March 21, 2001. The Company operates an ophthalmic laser vision correction center in Albuquerque, New Mexico. On October 26, 2004 the Company formally changed its name from Lasik America, Inc. to Critical Care, Inc. The Company contracted the services of consultants to assist in the expansion of the its operations by either developing or acquiring a group of dialysis clinics in Italy.

Principles of Consolidation
---------------------------

The consolidated financial statement include the accounts of the Company and its wholly owned inactive subsidiary. All significance inter-company transaction and the balances have been eliminated upon consolidation.

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

NOTE 2: GOING CONCERN
---------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $1,581,902 for the six months ended January 31, 2005, a working capital deficiency of $929,279, and a shareholders' deficiency of $977,070 as of January 31, 2005 which raises substantial doubts about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

NOTE 3: LONG-TERM DEBT
----------------------

Long-term debt consists of the following as of January 31, 2005 and July 31, 2004:



                                                     January 31,     July 31,
                                                        2005           2004
                                                     -----------   -----------



The Company's former CEO had entered into a loan
agreement with the Estate of Rohan for the
acquisition of an excimer laser used in the
operations of the Company. During the year ended
July 31, 2004, the Company acquired the item and
the purchase price of the equipment was included
in accounts payable due to the former CEO as of
July 31, 2004. Upon the resignation of the former
CEO, the loan was assumed by the Company. The loan
bears an interest at 8% per annum. Unpaid interest
on the loan as of January 31, 2005 was $8,000
which is included in accrued expenses.               $   200,000   $      --



The former CEO made non-interest bearing loans to
the Company thru a series of cash advances in
fiscal years 2002, 2003 and 2004. The Internal
Revenue Service's applicable federal rate (AFR)
was used to compute the interest expense.                 76,984        80,985

Capital lease obligation bearing interest at 5.22%
per annum with interest and principal payable in
monthly installments of $3,158, no payments were
made in the current period. The obligation expires
in April 2005 with a $1 buyout. The lease relates
to an upgrade of laser equipment with net book
value of $28,442 and 41,570 at January 31, 2005
and July 31, 2004 respectively. See Note 8                51,640       51,640
                                                     -----------   ----------
                                                         328,624      132,625
            Less: Current portion                        (51,640)     (51,640)
                                                     -----------   ----------

            Total Long-term Debt                     $   276,984   $   80,985
                                                     ===========   ==========



NOTE 4: SHAREHOLDERS' EQUITY
----------------------------

On October 29, 2004, the Company issued 100,000 shares of common stock to a Director of the Company, for certain services beyond his responsibilities as a Director that were provided to the Company. (See Note 7 for stock based compensation to outside consultants).


On November 11, 2004, the Company issued 50,000 shares of common stock for legal services.

NOTE 5: COMMITMENTS AND CONTINGENCIES
-------------------------------------

Delinquent Payroll and Gross Receipts Taxes
-------------------------------------------

The Company is delinquent on employment taxes payable to the Internal Revenue Service and on gross receipts taxes payable to the State of New Mexico. The Liability for these taxes has been shown on the balance sheet as of January 31, 2005. The Company has negotiated with the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed. As of July 31, 2004 the Internal Revenue Service filed a lien against all the assets of the Company related to these delinquent payroll taxes.

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

NOTE 6: ACQUISITION OF SUBSIDIARY
---------------------------------

On August 5, 2004, the Company consummated its merger with Salus Holding, Inc. ("Salus"). Pursuant to the merger agreement, the shareholders of Salus was issued 2,000,000 shares of common stock of the Company. The sole shareholder of Salus, Homeland Security Technology, Inc., received 2,000,000 shares of the Company's Common Stock having a fair value of $360,000 that approximated 43.7 percent of the then outstanding shares of the Company calculated on a fully diluted basis at the date of issuance.

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

NOTE 7: STOCK BASED COMPENSATION
--------------------------------

On October 12, 2004, the Company issued 5,000,000 shares of common stock to five
(5) consultants pursuant to a consulting agreement with each of the consultants. The shares were granted pursuant to the Company's Share Option Plan. The basis of the valuation for the consulting agreements was $0.22, the fair market value of the common stock.

NOTE 8: SUBSEQUENT EVENTS
-------------------------

On February 9, 2005, the Capital lease was restructured in the amount of $55,400 payable in 11 consecutive monthly installments of $4,616.67 plus interest beginning February 20, 2005.

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

Our doctors perform surgery on clients at our center, which includes delivery of pre and post-operative care. Our doctors also perform surgery on clients at our center where co-managing optometrists perform the pre and post-operative care.

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

We currently generate on average approximately $ 75,000 per month in gross revenue and believe that we will require approximately $900,000 in gross revenue during the next 12 months to maintain our existing operations. We believe that our cash requirements during the next 12 months will be satisfied through a private offering of our equity or debt securities.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AS COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2004:

The following table sets forth, for the three months ended January 31, 2005 and 2004, operating information expressed as a percentage of revenue. The results of operations data for the three month periods ended January 31, 2005 and 2004 are not necessarily indicative of the results to be expected for future periods.

                                              Three Months      Three Months
                                              Ended January     Ended January
                                                31, 2005          31, 2004
                                                --------          --------

Revenues                                         100%               100%
Operating Costs and non-cash compensations       103%               119%
Depreciation expense                              14%                 9%
Interest expense                                   2%                 5%
Total Costs and Expenses                         120%               134%
Net loss                                          20%                34%


Results of operations
---------------------

Revenues

We derive our revenues directly from the number of laser vision surgical procedures performed at our center. Procedures performed by our affiliated doctor generate revenue to us from the physician, who collects a fee from the patient. Procedures performed by our employed doctor generate revenue directly to us from the patient. Revenues for the three months ended January 31, 2005 totaled $235,553 as compared to $245,937 for the three months ended January 31, 2004. Total revenue is predicated on the number of procedures of laser vision correction we performed during the period.

Operating Costs

Operating costs consist of doctor fees, royalty fees, medical supplies, salaries, wages and related costs for general corporate functions. The total operating costs for the three months ended January 31, 2005 was $244,657 (including non-cash compensation of $6,000) as compared to $292,497 for the three months ended January 31, 2004. As a percentage of revenue, operating costs equaled 103% of total revenue during the period as compared to 119% for the three months ended January 31, 2004. Royalty fees are payable to the licensor of the VISX excimer laser we use for surgical procedures and is currently $110.00 per eye. There is no royalty for use of the Nidek laser, and the Company performs approximately 70% of the procedure with the Nidek.

Non-cash compensation expense

Non-cash compensation expense consists of expenses related to common stock issued in exchange for services. There was Non-cash compensation expense for the three months ended January 31, 2005 in the amount of $6,000 and as compared to no Non-cash compensation expense for the three months ended January 31, 2004.

Depreciation

Depreciation expense for the three months ended January 31, 2005 amounted to $33,226 from the depreciation of capital items acquired for use in our operations as compared to $23,036 for the three months ended January 31, 2004.

Interest expense

The Company incurred interest expense of $4,788 for the three months ended January 31, 2005 as compared to $13,397 for the three months ended January 31, 2004. The interest results from our financing costs of some of our capital equipment and interest accrued on delinquent payroll and gross receipt taxes.


Net loss

Our net loss for the three months ended January 31, 2005 was $47,118 as compared to $82,993 for the three months ended January 31, 2004.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2005 AS COMPARED TO THE SIX MONTHS ENDED JANUARY 31, 2004:

The following table sets forth, for the six months ended January 31, 2005 and 2004, operating information expressed as a percentage of revenue. The results of operations data for the six month periods ended January 31, 2005 and 2004 are not necessarily indicative of the results to be expected for future periods.

                                                 Six Months        Six Months
                                                Ended January     Ended January
                                                  31, 2005          31, 2004
                                                  --------          --------

Revenues                                            100%              100%
Operating Costs and non-cash compensations          352%              103%
Depreciation expense                                 15%                9%
Interest expense                                      2%                4%
Total Costs and Expenses                            369%              116%
Net loss                                            348%               16%


Results of operations
---------------------

Revenues

We derive our revenues directly from the number of laser vision surgical procedures performed at our center. Procedures performed by our affiliated doctor generate revenue to us from the physician, who collects a fee from the patient. Procedures performed by our employed doctor generate revenue directly to us from the patient. Revenues for the six months ended January 31, 2005 totaled $454,205 as compared to $521,793 for the six months ended January 31, 2004. Total revenue is predicated on the number of procedures of laser vision correction we performed during the period.

Operating Costs

Operating costs consist of doctor fees, royalty fees, medical supplies, salaries, wages and related costs for general corporate functions. The total operating costs for the six months ended January 31, 2005 was $1,600,792 (including non-cash compensation of $1,118,000) as compared to $539,641 for the six months ended January 31, 2004. As a percentage of revenue, operating costs equaled 352% of total revenue during the period as compared to 103% for the six months ended January 31, 2004. Royalty fees are payable to the licensor of the VISX excimer laser we use for surgical procedures and is currently $110.00 per eye. There is no royalty for use of the Nidek laser, and the Company performs approximately 70% of the procedure with the Nidek.

Non-cash compensation expense

Non-cash compensation expense consists of expenses related to common stock issued in exchange for services. There was Non-cash compensation expense for the six months ended January 31, 2005 in the amount of $1,118,000 and as compared to no Non-cash compensation expense for the six months ended January 31, 2004.

Depreciation

Depreciation expense for the six months ended January 31, 2005 amounted to $66,243 from the depreciation of capital items acquired for use in our operations as compared to $46,072 for the six months ended January 31, 2004.

Interest expense

The Company incurred interest expense of $9,072 for the six months ended January 31, 2005 as compared to $19,667 for the six months ended January 31, 2004. The interest results from our financing costs of some of our capital equipment and interest accrued on delinquent payroll and gross receipt taxes.

Net loss

Our net loss for the six months ended January 31, 2005 was $1,581,902 as compared to $83,587 for the six months ended January 31, 2004.

Liquidity and capital resources

Since our inception, we have financed our operations through revenues and capital raised through the sale of our common stock. In order to effectuate our business plan as structured we will need to raise significant capital from external sources. In addition, we intend on raising capital internally through the increase in the number of procedures we perform. We currently do not have a credit facility or any commitments for additional financing. If we are unable to obtain adequate financing from internal or external sources we may be unable to fully implement our business plan and may be forced to modify our operations. Cash flows provided by operating activities was $39,354 for the six months ended January 31, 2005 as compared to $1,533 for the six months ended January 31, 2004. Net cash (used in) investing activities was ($12,570) for the six months ended January 31, 2005. Net cash flows (used in) financing activities of ($18,520) in the six months ended January 31, 2005 as compared to ($1,533) for the six months ended January 31, 2004.

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

Delinquent Payroll and Gross Receipts Taxes

The Company is delinquent on employment taxes payable to the Internal Revenue Service an on gross receipts taxes payable to the State of New Mexico. The Liability for these taxes has been shown on the balance sheet as of January 31, 2005. The Company has negotiated with the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed. As of July 31, 2004 the Internal Revenue Service filed a lien against all the assets of the Company related to these delinquent payroll taxes.

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


ITEM 3.   CONTROLS AND PROCEDURES
---------------------------------

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

 The Company is delinquent on employment taxes payable to the Internal Revenue Service an on gross receipts taxes payable to the State of New Mexico. The Liability for these taxes has been shown on the balance sheet as of January 31, 2005. The Company has negotiated with the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed. As of July 31, 2004 the Internal Revenue Service filed a lien against all the assets of the Company related to these delinquent payroll taxes.

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


Date:  April 9, 2006