Form 10QSB
period 2005-04-30
CRITICAL CARE, INC
filed 2006-04-24
CIK 1157814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

                  For the quarterly period ended April 30, 2005

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

     At March 20, 2006, the issuer had outstanding 11,616,043 shares of Common Stock, no par value per share

                               CRITICAL CARE, INC.
                         (Formerly Lasik America, Inc.)

                                   FORM 10-QSB

                                 April 30, 2005

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           Page
Item 1.                                                                    ----

              Unaudited Condensed Consolidated Balance Sheets                3

              Unaudited Condensed Consolidated Statements of Operations      4

              Unaudited Condensed Consolidated Statement of Shareholders'
               Deficiency                                                    5

              Unaudited Condensed Consolidated Statements of Cash Flows      6

              Unaudited Notes to Condensed Consolidated Financial
               Statements                                                   7-10

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            11

Item 3.       Controls and Procedures                                        16


                                PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                              17

Item 2.       Changes in Securities                                          17

Item 3.       Defaults by the Company upon Its Senior Securities             18

Item 4.       Submission of Matters to a Vote of Security Holders            18

Item 5.       Other Information                                              18

Item 6.       Exhibits and Reports on Form 8-K                               19

              Signatures                                                     20



                                     PART I.
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
          --------------------


                                   CRITICAL CARE, INC. AND SUBSIDIARY
                                     (FORMERLY LASIK AMERICA, INC.)
                                  CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                            April 30,       July 31,
                                                                              2005            2004
                                                                          ------------    ------------
                                     ASSETS                                (Unaudited)

Current assets
       Cash                                                               $        566    $       --
       Other current assets                                                      5,044           5,044
                                                                          ------------    ------------
               Total current assets                                              5,610           5,044


Property and equipment, at cost, net of accumulated depreciation
       of $374,659 and $275,189, respectively                                   216,256         303,156
                                                                          ------------    ------------

                                                                          $    221,866    $    308,200
                                                                          ============    ============


                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current liabilities
       Bank overdraft                                                     $       --      $     17,314
       Accounts payable                                                        108,789         329,721
       Gross receipts and compensating use tax payable                         269,743         229,170
       Payroll taxes payable                                                   263,095         306,078
       Accrued penalties and interest on delinquent taxes                      119,779         120,849
       Accrued directors' fee                                                  140,200            --
       Other current liabilities                                                68,392          28,117
       Current portion  notes payable                                           37,790          51,640
                                                                          ------------    ------------
               Total current liabilities                                     1,007,788       1,082,889

Loans payable to officers                                                        9,689          17,494
Long term debt, net of current portion                                         276,984          80,985
                                                                          ------------    ------------

               Total liabilities                                             1,294,461       1,181,368
                                                                          ------------    ------------

Stockholders' deficiency
       Preferred stock - $.001 par value, 100,000 shares authorized;
               0 shares issued  and outstanding                                   --              --
       Common stock - $.001 par value, 25,000,000 shares authorized;
               9,576,043 shares and 2,226,043 shares issued
               and outstanding, respectively                                     9,576           2,226
       Additional paid in capital                                           14,130,562      12,639,912
       Accumulated deficit                                                 (15,212,733)    (13,515,306)
                                                                          ------------    ------------
               Total stockholders' deficiency                               (1,072,595)       (873,168)
                                                                          ------------    ------------

                                                                          $    221,866    $    308,200
                                                                          ============    ============


                 See accompanying notes to condensed consolidated financial statements.

                                                    3



                                 CRITICAL CARE, INC. AND SUBSIDIARY
                                   (FORMERLY LASIK AMERICA, INC.)
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                               Three Months Ended             Nine Months Ended
                                                   April 30,                     April 30,
                                           --------------------------    --------------------------
                                              2005           2004           2005           2004
                                           -----------    -----------    -----------    -----------
Revenue                                    $   193,935    $   219,512    $   648,140    $   741,305
                                           -----------    -----------    -----------    -----------
Costs and operating expenses

      Operating costs                          251,385        265,620        734,177        805,261

      Noncash compensation                      20,000           --        1,138,000           --

      Depreciation                              33,226         23,036         99,469         69,108

      Interest                                   4,849          6,937         13,921         26,604
                                           -----------    -----------    -----------    -----------
      Total costs and expenses                 309,460        295,593      1,985,567        900,973
                                           -----------    -----------    -----------    -----------

Operating loss                                (115,525)       (76,081)    (1,337,427)      (159,668)

Loss on investment due to abandonment             --             --         (360,000)          --
                                           -----------    -----------    -----------    -----------

Net loss                                   $  (115,525)   $   (76,081)   $(1,697,427)   $  (159,668)
                                           ===========    ===========    ===========    ===========

Basic and diluted net loss per share       $     (0.01)   $     (0.03)   $     (0.21)   $     (0.07)
                                           ===========    ===========    ===========    ===========

Shares used to compute basic and diluted
      net loss per share                     9,474,753      2,226,043      7,969,083      2,226,043
                                           ===========    ===========    ===========    ===========


               See accompanying notes to condensed consolidated financial statements.

                                                  4



                                       CRITICAL CARE, INC. AND SUBSIDIARY
                                         (FORMERLY LASIK AMERICA, INC.)
                     CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY - UNAUDITED



                                                                                    Retained
                                             Common Stock           Additional      Earnings
                                     ---------------------------      Paid-in     (Accumulated
                                        shares         amount         Capital       Deficit)         Total
                                     ------------   ------------   ------------   ------------    ------------
Balance, July 31, 2004                  2,226,043   $      2,226   $ 12,639,912   $(13,515,306)   $   (873,168)

Common stock issued for investment      2,000,000          2,000        358,000           --           360,000

Common stock issued for services        5,350,000          5,350      1,132,650           --         1,138,000

Net loss for the period                      --             --             --       (1,697,427)     (1,697,427)
                                     ------------   ------------   ------------   ------------    ------------
Balance April 30, 2005                  9,576,043   $      9,576   $ 14,130,562   $(15,212,733)   $ (1,072,595)
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

                                                        5



                       CRITICAL CARE, INC. AND SUBSIDIARY
                         (FORMERLY LASIK AMERICA, INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED



                                                                Nine Months Ended
                                                                    April 30,
                                                           --------------------------
                                                              2005           2004
                                                           -----------    -----------
Cash flows from operating activities
  Net loss                                                 $(1,697,427)   $  (159,668)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities
    Depreciation                                                99,469         69,108
    Noncash compensation                                     1,138,000           --
    Loss on investment due to abandonment                      360,000           --
    Changes in operating assets and liabilities
    Decrease in:
      Other current assets                                        --           (1,366)
    Increase (decrease) in:
      Accounts payable                                         (20,931)        (5,948)
      Gross receipts and compensating use tax payable           40,573         43,082
      Payroll taxes payable                                    (42,983)        47,726
      Accrued directors' fee                                   140,200           --
     Other current liabilities                                  25,355         40,200
                                                           -----------    -----------
      Net cash provided by operating activities                 42,256         33,134

Cash flows from investing activities
  Purchase of property and equipment                           (12,570)          --
                                                           -----------    -----------
      Net cash used in investing activities                    (12,570)          --
                                                           -----------    -----------

Cash flows from financing activities
 Bank overdraft                                                (17,314)        (3,330)
 Net (repayments) borrowings to/from officers                   (7,806)        15,984
 Repayments of longterm debt                                    (4,000)       (44,650)
                                                           -----------    -----------
      Net cash used in financing activities                    (29,120)       (31,996)
                                                           -----------    -----------

Net increase in cash                                               566          1,138
Cash at beginning of period                                       --             --
                                                           -----------    -----------
Cash at end of period                                      $       566    $     1,138
                                                           ===========    ===========

Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the year for
  Interest                                                 $      --      $     2,071
                                                           ===========    ===========
  Income taxes                                             $      --      $      --
                                                           ===========    ===========

Schedule of Noncash Operating and Investing and
Financing Transactions
   Common stock issued for investment                      $   360,000    $      --
                                                           ===========    ===========
   Common stock issued for services                        $ 1,138,000    $      --
                                                           ===========    ===========
   Note Payable - estate of Rohan assumed by Company       $   200,000    $      --
                                                           ===========    ===========

        See accompanying notes to condensed consolidated financial statements.

                                          6

                       CRITICAL CARE, INC. AND SUBSIDIARY
                         (FORMERLY LASIK AMERICA, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED APRIL 30, 2005


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

The results of operation for the nine months period ended April 30, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2005

Critical Care, Inc. (the Company) was incorporated in the State of Nevada on March 21, 2001. The Company operates an ophthalmic laser vision correction center in Albuquerque, New Mexico. On October 26, 2004 the Company formally changed its name from Lasik America, Inc. to Critical Care, Inc. The Company contracted the services of consultants to assist in the expansion of the its operations by either developing or acquiring a group of dialysis clinics in Italy.

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

NOTE 2:   GOING CONCERN
-----------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company had a net loss of $1,697,427 for the nine months ended April 30, 2005, a working capital deficiency of $1,002,178, and a shareholders' deficiency of $1,072,595 as of April 30, 2005 which raises substantial doubts about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

NOTE 3: LONG-TERM DEBT
----------------------

Long-term debt consists of the following as of April 30, 2005 and July 31, 2004:

                                                      April 30,      July 31,
                                                        2005          2004
                                                     -----------   -----------



The Company's former CEO had entered into a loan
agreement with the Estate of Rohan for the
acquisition of an excimer laser used in the
operations of the Company. During the year ended
July 31, 2004, the Company acquired the item and
the purchase price of the equipment was included
in accounts payable due to the former CEO as of
July 31, 2004. Upon the resignation of the former
CEO, the loan was assumed by the Company. The loan
bears an interest at 8% per annum. Unpaid interest
on the loan as of April 30, 2005 was $12,000 which
is included in accrued expenses.                     $   200,000   $      --

The former CEO made non-interest bearing loans to
the Company thru a series of cash advances in
fiscal years 2002, 2003 and 2004. The Internal
Revenue Service's applicable federal rate (AFR)
was used to compute the interest expense.                 76,984        80,985

Capital lease obligation bearing interest at 5.22%
per annum with interest and principal payable in
monthly installments of $3,158. The obligation
expires in April 2005 with a $1 buyout. The lease
relates to an upgrade of laser equipment with net
book value of $21,879 and 41,570 at April 30, 2005
and July 31, 2004 respectively. As of February 9,
2005, the capital lease was restructured in the
amount of $55,400 payable in 11 consecutive
monthly installments of $4,616.67 plus interest
beginning February 20, 2005.                              37,790        51,640
                                                     -----------   -----------
                                                         314,774       132,625
Less: Current portion                                    (37,790)      (51,640)
                                                     -----------   -----------

Total Long-term Debt                                 $   276,984   $    80,985
                                                     ===========   ===========


NOTE 4:   SHAREHOLDERS' EQUITY
------------------------------

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

Also see Note 7 for stock based compensation to outside consultants.


NOTE 5:   COMMITMENTS AND CONTINGENCIES
---------------------------------------

Delinquent Payroll and Gross Receipts Taxes
-------------------------------------------

The Company is delinquent on employment taxes payable to the Internal Revenue Service and on gross receipts taxes payable to the State of New Mexico. The Liability for these taxes has been shown on the balance sheet as of April 30, 2005. The Company has negotiated with the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed. As of July 31, 2004 the Internal Revenue Service filed a lien against all the assets of the Company related to these delinquent payroll taxes.

Litigation
----------

On March 31, 2003, a former employee of the Company filed a complaint that she was fired as an employee inspite of an employment contract that she had with the Company. The Company has responded to the complaint stating that she violated her contract through non-performance and dishonesty.

On February 9, 2005, a complaint was settled in favor of a former employee. The company was obligated to pay $1,000 per month beginning March 1, 2005 for the sum of $13,500, and to issue $10,000 worth of restricted stock at 10 cents based on a share value date February 20, 2005. As of April 30, 2005, the unpaid balance due to a former employee was $11,500 and 100,000 shares of stock. (See subsequent event at Note 8).


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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2004:

The following table sets forth, for the three months ended April 30, 2005 and 2004, operating information expressed as a percentage of revenue. The results of operations data for the three month periods ended April 30, 2005 and 2004 are not necessarily indicative of the results to be expected for future periods.

                                                Three Months      Three Months
                                               Ended April 30,   Ended April 30,
                                                    2005             2004
                                                    ----             ----

Revenues                                            100%             100%
Operating Costs and non-cash compensations          140%             121%
Depreciation expense                                 17%              10%
Interest expense                                      3%               3%
Total Costs and Expenses                            160%             135%
Net loss                                             59%              34%


Results of operations
---------------------

Revenues

We derive our revenues directly from the number of laser vision surgical procedures performed at our center. Procedures performed by our affiliated doctor generate revenue to us from the physician, who collects a fee from the patient. Procedures performed by our employed doctor generate revenue directly to us from the patient. Revenues for the three months ended April 30, 2005 totaled $193,935 as compared to $219,512 for the three months ended April 30, 2004. Total revenue is predicated on the number of procedures of laser vision correction we performed during the period.

Operating Costs

Operating costs consist of doctor fees, royalty fees, medical supplies, salaries, wages and related costs for general corporate functions. The total operating costs for the three months ended April 30, 2005 was $271,358 (including non-cash compensation of $20,000) as compared to $265,620 for the three months ended April 30, 2004. As a percentage of revenue, operating costs equaled 140% of total revenue during the period as compared to 121% for the three months ended April 30, 2004. Royalty fees are payable to the licensor of the VISX excimer laser we use for surgical procedures and is currently $110.00 per eye. There is no royalty for use of the Nidek laser, and the Company performs approximately 70% of the procedure with the Nidek.

Non-cash compensation expense

Non-cash compensation expense consists of expenses related to common stock issued in exchange for services. There was Non-cash compensation expense for the three months ended April 30, 2005 in the amount of $20,000 and as compared to no Non-cash compensation expense for the three months ended April 30, 2004.

Depreciation

Depreciation expense for the three months ended April 30, 2005 amounted to $33,226 from the depreciation of capital items acquired for use in our operations as compared to $23,036 for the three months ended April 30, 2004.

Interest expense

The Company incurred interest expense of $4,849 for the three months ended April 30, 2005 as compared to $6,937 for the three months ended April 30, 2004. The interest results from our financing costs of some of our capital equipment and interest accrued on delinquent payroll and gross receipt taxes.

Net loss

Our net loss for the three months ended April 30, 2005 was $115,525 as compared to $76,081 for the three months ended April 30, 2004.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2005 AS COMPARED TO THE NINE MONTHS ENDED APRIL 30, 2004:

The following table sets forth, for the nine months ended April 30, 2005 and 2004, operating information expressed as a percentage of revenue. The results of operations data for the nine month periods ended April 30, 2005 and 2004 are not necessarily indicative of the results to be expected for future periods.

                                                 Nine Months       Nine Months
                                               Ended April 30,   Ended April 30,
                                                    2005              2004
                                                    ----              ----

Revenues                                            100%              100%
Operating Costs and non-cash compensations          289%              109%
Depreciation expense                                 15%                9%
Interest expense                                      2%                4%
Total Costs and Expenses                            306%              122%
Net loss                                            262%               22%


Results of operations
---------------------

Revenues

We derive our revenues directly from the number of laser vision surgical procedures performed at our center. Procedures performed by our affiliated doctor generate revenue to us from the physician, who collects a fee from the patient. Procedures performed by our employed doctor generate revenue directly to us from the patient. Revenues for the nine months ended April 30, 2005 totaled $648,140 as compared to $741,305 for the nine months ended April 30, 2004. Total revenue is predicated on the number of procedures of laser vision correction we performed during the period.

Operating Costs

Operating costs consist of doctor fees, royalty fees, medical supplies, salaries, wages and related costs for general corporate functions. The total operating costs for the nine months ended April 30, 2005 was $1,872,177 (including non-cash compensation of $1,138,000) as compared to $805,261 for the nine months ended April 30, 2004. As a percentage of revenue, operating costs equaled 289% of total revenue during the period as compared to 109% for the nine months ended April 30, 2004. Royalty fees are payable to the licensor of the VISX excimer laser we use for surgical procedures and is currently $110.00 per eye. There is no royalty for use of the Nidek laser, and the Company performs approximately 70% of the procedure with the Nidek.

Non-cash compensation expense

Non-cash compensation expense consists of expenses related to common stock issued in exchange for services. There was Non-cash compensation expense for the nine months ended April 30, 2005 in the amount of $1,138,000 and as compared to no Non-cash compensation expense for the nine months ended April 30, 2004.

Depreciation

Depreciation expense for the nine months ended April 30, 2005 amounted to $99,469 from the depreciation of capital items acquired for use in our operations as compared to $69,108 for the nine months ended April 30, 2004.

Interest expense

The Company incurred interest expense of $13,921 for the nine months ended April 30, 2005 as compared to $26,604 for the nine months ended April 30, 2004. The interest results from our financing costs of some of our capital equipment and interest accrued on delinquent payroll and gross receipt taxes.

Net loss

Our net loss for the nine months ended April 30, 2005 was $1,697,427 as compared to $159,668 for the nine months ended April 30, 2004.

Liquidity and capital resources

Since our inception, we have financed our operations through revenues and capital raised through the sale of our common stock. In order to effectuate our business plan as structured we will need to raise significant capital from external sources. In addition, we intend on raising capital internally through the increase in the number of procedures we perform. We currently do not have a credit facility or any commitments for additional financing. If we are unable to obtain adequate financing from internal or external sources we may be unable to fully implement our business plan and may be forced to modify our operations. Cash flows provided by operating activities was $42,256 for the nine months ended April 30, 2005 as compared to $33,134 for the nine months ended April 30, 2004. Net cash (used in) investing activities was ($12,570) for the nine months ended April 30, 2004. Net cash flows (used in) financing activities of ($29,120) in the nine months ended April 30, 2005 as compared to ($31,996) for the nine months ended April 30, 2004.

Going Concern

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

Delinquent Payroll and Gross Receipts Taxes

The Company is delinquent on employment taxes payable to the Internal Revenue Service an on gross receipts taxes payable to the State of New Mexico. The Liability for these taxes has been shown on the balance sheet as of April 30, 2005. The Company has negotiated with the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed. As of July 31, 2004 the Internal Revenue Service filed a lien against all the assets of the Company related to these delinquent payroll taxes.

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

The Company is delinquent on employment taxes payable to the Internal Revenue Service an on gross receipts taxes payable to the State of New Mexico. The Liability for these taxes has been shown on the balance sheet as of April 30, 2005. The Company has negotiated with the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed. As of July 31, 2004 the Internal Revenue Service filed a lien against all the assets of the Company related to these delinquent payroll taxes.

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

On August 5, 2004, the Company, consummated its merger with Salus Holding, Inc. ("Salus"). Pursuant to the merger agreement, the shareholders of Salus was issued 2,000,000 shares of common stock of the Company. The sole shareholder of Salus, Homeland Security Technology, Inc., received 2,000,000 shares of the Company's Common Stock that approximated 43.7 percent of then outstanding shares of the Company calculated on a fully diluted basis at the date of issuance.

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


Date:  April 10, 2006