Form 10QSB
period 2005-10-31
CRITICAL CARE, INC
filed 2006-04-27
CIK 1157814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
     OF 1934

                 For the quarterly period ended October 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

            For the transition period from            to
                                           -----------   ------------

                        Commission File Number: 333-68942


                               CRITICAL CARE, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                                88-0490720
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

(1) Yes       No   X
        -----    -----

(2) Yes   X   No
        -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At March 20, 2006, the issuer had outstanding 11,616,043 shares of Common Stock, no par value per share

                               CRITICAL CARE, INC.

                                   FORM 10-QSB

                                October 31, 2005


                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1.                                                                     ----

              Unaudited Condensed Consolidated Balance Sheet                   3

              Unaudited Condensed Consolidated Statements of Operations        4

              Unaudited Condensed Consolidated Statements of Stockholders'
               Deficiency                                                      5

              Unaudited Condensed Consolidated Statements of Cash Flows        6

              Unaudited Notes to Condensed Consolidated Financial
               Statements                                                      7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             11

Item 3.       Controls and Procedures                                         15


                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                               16

Item 2.       Changes in Securities                                           16

Item 3.       Defaults by the Company upon Its Senior Securities              17

Item 4.       Submission of Matters to a Vote of Security Holders             17

Item 5.       Other Information                                               17

Item 6.       Exhibits and Reports on Form 8-K                                17

              Signatures                                                      19



                                                PART I.
                                         FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                                  CRITICAL CARE, INC. AND SUBSIDIARY
                                    (FORMERLY LASIK AMERICA, INC.)
                                 CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                         October 31,      July 31,
                                                                            2005            2005
                                                                        ------------    ------------
                                    ASSETS                               (Unaudited)

Current assets
        Cash                                                            $       --      $     10,351
        Other current assets                                                   4,697           4,696
                                                                        ------------    ------------
                Total current assets                                           4,697          15,047

Property and equipment, at cost, net of accumulated depreciation
        of $413,041 and $393,854, respectively                               177,874         197,061
                                                                        ------------    ------------

                                                                        $    182,571    $    212,108
                                                                        ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities


        Bank overdraft                                                  $      1,828    $       --
        Accounts payable                                                     150,583         154,251
        Accrued director fees                                                262,200         196,200
        Gross receipts and compensating use tax payable                      297,128         284,102
        Payroll taxes payable                                                222,857         265,525
        Accrued penalties and interest on delinquent taxes                   122,528         122,528
        Other current liabilities                                            108,237          95,638
        Current portion - notes payable                                       14,110          23,940
                                                                        ------------    ------------
                Total current liabilities                                  1,179,471       1,142,184

Loans payable to officers                                                     31,689           9,689
Long term debt, net of current portion                                       276,984         276,984
                                                                        ------------    ------------

                Total liabilities                                          1,488,144       1,428,857
                                                                        ------------    ------------

Stockholders' deficiency
        Preferred stock - $.001 par value, 100,000 shares authorized;
                0 shares issued  and outstanding                                --              --
        Common stock - $.001 par value, 25,000,000 shares authorized;
                11,616,043 shares and 9,616,043 shares issued and
                outstanding, respectively                                     11,616           9,616
        Additional paid in capital                                        14,292,522      14,134,522
        Accumulated deficit                                              (15,609,711)    (15,360,887)
                                                                        ------------    ------------
                Total stockholders' deficiency                            (1,305,573)     (1,216,749)
                                                                        ------------    ------------

                                                                        $    182,571    $    212,108
                                                                        ============    ============


                See accompanying notes to condensed consolidated financial statements.

                                                   3

                       CRITICAL CARE, INC. AND SUBSIDIARY
                         (FORMERLY LASIK AMERICA, INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                                 Three Months Ended October 31,
                                                  ----------------------------

                                                      2005             2004
                                                  ------------     ------------

Revenue                                           $    206,881     $    218,651
                                                  ------------     ------------

Costs and operating expenses

       Operating costs                                 271,746          244,134

       Noncash compensation                            160,000        1,112,000

       Depreciation                                     19,187           33,017

       Interest                                          4,772            4,284
                                                  ------------     ------------

       Total costs and expenses                        455,705        1,393,435
                                                  ------------     ------------

Operating loss                                        (248,824)      (1,174,784)


Loss on investment due to abandonment                     --           (360,000)
                                                  ------------     ------------

Net loss                                          $   (248,824)    $ (1,534,784)
                                                  ============     ============


Basic and diluted net loss per share              $      (0.02)    $      (0.30)
                                                  ============     ============

Shares used to compute basic and diluted
       net loss per share                           11,507,347        5,097,782
                                                  ============     ============


     See accompanying notes to condensed consolidated financial statements.



                                      CRITICAL CARE, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY - UNAUDITED


                                                                                  Retained
                                          Common Stock            Additional      Earnings
                                   ---------------------------      Paid-in     (Accumulated
                                      shares         amount         Capital       Deficit)         Total
                                   ------------   ------------   ------------   ------------    ------------

Balance, July 31, 2005                9,616,043   $      9,616   $ 14,134,522   $(15,360,887)   $ (1,216,749)


Common stock issued for services      2,000,000          2,000        158,000           --           160,000

Net loss for the period                    --             --             --         (248,824)       (248,824)
                                   ------------   ------------   ------------   ------------    ------------

Balance October 31, 2005             11,616,043   $     11,616  $ 14,292,522   $(15,609,711)   $ (1,305,573)
                                   ============   ============   ============   ============    ============


                    See accompanying notes to condensed consolidated financial statements.

                                                      5



                            CRITICAL CARE, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED



                                                            Three Months Ended October 31,
                                                              --------------------------
                                                                 2005           2004
                                                              -----------    -----------
Cash flows from operating activities
  Net loss                                                    $  (248,824)   $(1,534,784)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities
    Depreciation                                                   19,187         33,017
    Non-cash compensation                                         160,000      1,112,000
    Loss on investment due to abandonment                            --          360,000
    Changes in operating assets and liabilities:
    Decrease in:
      Other current assets                                           --             (250)
    Increase (decrease) in:
      Accounts payable                                             (3,669)        54,912
      Gross receipts and compensating use tax payable              13,026         12,498
      Accrued director fees                                        66,000           --
      Payroll taxes payable                                       (42,667)          (836)
     Other current liabilities                                     12,598         (2,226)
                                                              -----------    -----------
      Net cash (used in) provided by operating activities         (24,349)        34,331
                                                              -----------    -----------

Cash flows from investing activities

  Purchase of medical equipment                                      --          (12,570)
                                                              -----------    -----------
      Net cash used in investing activities                          --          (12,570)
                                                              -----------    -----------

Cash flows from financing activities
 Net increase (decrease) in bank overdraft                          1,828        (16,461)
 Loans repayments to officers                                        --           (5,300)
 Borrowing from officer                                            22,000           --
 Repayment of notes payable                                        (9,830)          --
                                                              -----------    -----------
      Net cash provided by (used in) financing activities          13,998        (21,761)
                                                              -----------    -----------


Net decrease in cash                                              (10,351)          --
Cash at beginning of period                                        10,351           --
                                                              -----------    -----------
Cash at end of period                                         $      --      $      --
                                                              ===========    ===========

Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the year for


  Interest                                                    $      --      $      --
                                                              ===========    ===========
  Income taxes                                                $      --      $      --
                                                              ===========    ===========

Schedule of Noncash Operating and Investing Transactions
   Common stock issued for services                           $   160,000    $ 1,112,000
                                                              ===========    ===========
   Common stock issued for investment                         $      --      $   360,000
                                                              ===========    ===========
   Reclassification from accounts payable to long term debt   $      --      $   200,000
                                                              ===========    ===========


          See accompanying notes to condensed consolidated financial statements.

                                            6

                       CRITICAL CARE, INC. AND SUBSIDIARY
                           (F/K/A LASIK AMERICA, INC.)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004


Note 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------

The financial statements in this report have been prepared by Critical Care, Inc without audit, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended July 31, 2005, included in the Company's form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006.

In the opinion of management, information included in this report reflects all adjustments, consisting of normal, recurring adjustments, necessary for fair presentation of results for these interim periods.

The results of operation for the three months ended October 31, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2006.

Critical Care, Inc. (the Company) was incorporated in the State of Nevada on March 21, 2001. The company operates an ophthalmic laser vision correction center in Albuquerque, New Mexico. On October 26, 2004 the Company formally changed its name from Lasik America, Inc. to Critical Care, Inc. The Company contracted the services of consultants to assist in the expansion of its operations by either developing or acquiring a group of dialysis clinics in Italy.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned inactive subsidiary. All significance inter-company transaction and the balances have been eliminated upon consolidation.

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

In May 2005, the FASB issued SFAS No. 154 that establishes new standards onUnaudited Condensed Consolidated Statements of accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS No. 3, through it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

The Company does not expect that the adoption of these pronouncements will have a material effect on the Company's financial position or results of operations.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company had a net loss of $ $248,824 and net cash used in operations of $24,349 for the three months ended October 31, 2005, a working capital deficiency of $1,174,774, and a shareholders' deficiency of $1,305,573 as of October 31, 2005 which raises substantial doubts about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency, anticipated cash to be generated by operation will be insufficient to meet anticipated cash requirements for operation, working capital, and capital expenditures during the fiscal year 2006. Therefore, the Company is seeking additional equity or debt financing, but there can be no assurance that sufficient additional financing will be available.

NOTE 3: LONG-TERM DEBT

Long-term debt consists of the following as of October 31, 2005 and July 31, 2005:

                                                    October 31,       July 31,
                                                       2005            2005
                                                    -----------     -----------

The Company's former CEO had entered into a loan
agreement with the Estate of Rohan for the
acquisition of an excimer laser used in the
operations of the Company. During the year ended
July 31, 2004, the Company acquired the item and
the purchase price of the equipment was included
in accounts payable due to the former CEO as of
July 31, 2004. Upon the resignation of the former
CEO, the loan was assumed by the Company. The loan
bears an interest at 8% per annum and is due on
February 1, 2007. Unpaid interest on the loan as
of October 31, 2005 was $20,000 which is included
in accrued expenses.                                $   200,000     $   200,000

The former CEO made non-interest bearing loans to
the Company thru a series of cash advances in
fiscal years 2002, 2003 and 2004. The Internal
Revenue Service's applicable federal rate (AFR)
was used to compute the interest expense.                76,984          76,984

Capital lease obligation bearing interest at 5.22%
per annum with interest and principal payable in
monthly installments of $3,158. The obligation was
due to expire in April 2005 with a $1 buyout. The
lease relates to an upgrade of laser equipment
with net book value of $8,752 and 15,315 at
October 31, 2005 and July 31, 2005 respectively.
On February 9, 2005, the capital lease was
restructured in the amount of $55,400 payable in
11 consecutive monthly installment of $4,616.67
beginning February 20, 2005.                             14,110          23,940
                                                    -----------     -----------
                                                        314,774         300,924
Less: Current portion                                   (14,110)        (23,940)
                                                    -----------     -----------

Total Long-term Debt                                $   276,984     $   276,984
                                                    ===========     ===========

NOTE 4: SHAREHOLDERS' EQUITY
----------------------------

On October 10, 2005, the Company issued 2,000,000 shares of common stock to the Chief Executive Officer Director of the Company, having a fair value of $160,000, in payment for legal and accounting and related services provided to the Company.



NOTE 5: COMMITMENTS AND CONTINGENCIES
-------------------------------------

Delinquent Payroll and Gross Receipts Taxes
-------------------------------------------

The Company is delinquent on employment taxes payable to the Internal Revenue Service and on gross receipts taxes payable to the State of New Mexico. The Liability for these taxes has been shown on the balance sheet as of October 31, 2005. The Company has negotiated with the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed. As of July 31, 2004 the Internal Revenue Service filed a lien against all the assets of the Company related to these delinquent payroll taxes.

Litigation
----------

On March 31, 2003, a former employee of the Company filed a complaint that she was fired as an employee inspite of an employment contract that she had with the Company. The Company has responded to the complaint stating that she violated her contract through non-performance and dishonesty.

On February 9, 2005, the complaint was settled in favor of the employee. The Company was obligated to pay $1,000 per month beginning March 1, 2005 for the sum of $13,500, and to issue $10,000 worth of restricted stock (100,000 shares) at 10 cents based on a share value date February 20, 2005. As of October 31, 2005 the unpaid balance due to the employee was $5,500 and 60,000 shares of stock.


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

NOTE 7: LOANS PAYABLE TO OFFICERS
---------------------------------

During the quarter ended October 31, 2005, the Chief Executive Officer loaned the Company $22,000 in the form of payments made on behalf of the Company.

NOTE 8: SUBSEQUENT EVENT
------------------------

On December 31, 2005, the Company issued a Convertable Note Payable to the Chief Executive Officer for $363,563 plus 5% interest in exchange for expenses of the Company that were paid by the Officer.

On January 25, 2006, the board authorized the increase of the Company's authorized common stock from 25,000,000 shares to 100,000,000 shares.

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

We currently generate on average approximately $69,000 per month in gross revenue and believe that we will require approximately $900,000 in gross revenue during the next 12 months to maintain our existing operations. We believe that our cash requirements during the next 12 months will be satisfied through a private offering of our equity or debt securities.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 AS COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2004:

The following table sets forth, for the three months ended October 31, 2005 and 2004, operating information expressed as a percentage of revenue. The results of operations data for the three months ended October 31, 2005 and 2004 are not necessarily indicative of the results to be expected for future periods.

                                               Three Months      Three Months
                                               Ended October     Ended October
                                                 31, 2005          31,  2004

Revenues                                           100%               100%
Operating Costs and non-cash compensations         192%               620%
Depreciation expense                                 9%                15%
Interest expense                                     2%                 2%
Total Costs and Expenses                           204%               637%
Net loss                                           104%               537%


Results of operations
---------------------

Revenues

We derive our revenues directly from the number of laser vision surgical procedures performed at our center. Procedures performed by our affiliated doctor generate revenue to us from the physician, who collects a fee from the patient. Procedures performed by our employed doctor generate revenue directly to us from the patient. Revenues for the three months ended October 31, 2005 totaled $206,881 as compared to $218,651 for the three months ended October 31, 2004. Total revenue is predicated on the number of procedures of laser vision correction we performed during the period.

Operating Costs

Operating costs consist of doctor fees, royalty fees, medical supplies, salaries, wages and related costs for general corporate functions. The total operating costs for the three months ended October 31, 2005 was $271,746 as compared to $244,134 for the three months ended October 31, 2004. As a percentage of revenue, operating costs equaled 131% of total revenue during the period as compared to 112% for the three months ended October 31, 2004. Royalty fees are payable to the licensor of the VISX excimer laser we use for surgical procedures and is currently $110.00 per eye. There is no royalty for use of the Nidek laser, and the Company performs approximately 70% of the procedure with the Nidek.

Non-cash compensation expense

Non-cash compensation expense consists of expenses related to common stock issued in exchange for services. There was Non-cash compensation expense for the three months ended October 31, 2005 in the amount of $160,000 as compared to Non-cash compensation expense in the amount of $1,112,000 for the three months ended October 31, 2004.

Depreciation

Depreciation expense for the three months ended October 31, 2005 amounted to $19,187 from the depreciation of capital items acquired for use in our operations as compared to $33,017 for the three months ended October 31, 2004.

Interest expense

The Company incurred interest expense of $4,772 for the three months ended October 31, 2005 as compared to $4,284 for the three months ended October 31, 2004. The interest results from our financing costs of some of our capital equipment and interest accrued on delinquent payroll and gross receipt taxes.

Net loss

Our net loss for the three months ended October 31, 2005 was $(248,824) as compared to $(1,534,784) for the three months ended October 31, 2004.

Liquidity and capital resources

Since our inception, we have financed our operations through revenues and capital raised through the sale of our common stock. In order to effectuate our business plan as structured we will need to raise significant capital from external sources. In addition, we intend on raising capital internally through the increase in the number of procedures we perform. We currently do not have a credit facility or any commitments for additional financing. If we are unable to obtain adequate financing from internal or external sources we may be unable to fully implement our business plan and may be forced to modify our operations. Cash flows used by operating activities was ($24,349) for the three months ended October 31, 2005 as compared to Cash Flows provided by operating activities of $34,331 for the three months ended October 31, 2004. There was no Net cash (used in) investing activities for the three months ended October 31, 2005 as compared to Cash Flows used in investing activities of $12,570 for the three months ended October 31, 2004. Net cash flows provided by financing activities of $13,998 in the three months ended October 31, 2005 as compared to net cash flows used by financing activities of ($21,761) for the three months ended October 31, 2004. As of October 31, 2005, the Company also had a working Capital Deficiency of $1,174,774 and a Stockholders' Deficiency of $1,305,573.

Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at October 31, 2005, anticipated cash to be generated by operations will be insufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during the fiscal year 2006. Therefore, the Company is seeking additional equity or debt financing, but there can be no assurance that sufficient additional financing will be available.

Delinquent Payroll and Gross Receipts Taxes

The Company is delinquent on employment taxes payable to the Internal Revenue Service an on gross receipts taxes payable to the State of New Mexico. The Liability for these taxes has been shown on the balance sheet as of October 31, 2005. The Company has negotiated with the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed. As of July 31, 2004 the Internal Revenue Service filed a line against all the assets of the Company related to these delinquent payroll taxes.

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

In May 2005, the FASB issued SFAS No. 154 that establishes new standards onUnaudited Condensed Consolidated Statements of accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS No. 3, through it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

                                    PART II.
                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          -----------------

A complaint was filed against the Company on March 31, 2003 by Mary Ratchford, a former employee. Ms. Ratchford contends that she was fired as an employee inspite of an employment contract that she had with the Company. The Company has responded to the charge stating that she violated her contract through non-performance and dishonesty. In February 2005, the Company and Ms. Ratchford entered into a settlement agreement with respect to the litigation. Pursuant to the Settlement Agreement, the Company agreed to pay Ms. Ratchford $13,500 in the aggregate which is payable in fourteen installments; and issue 100,000 shares of the Company's common stock that had a trading value of $10,000. Ms. Ratchford's complaint will be dismissed following her receipt of the last payment pursuant to the Settlement Agreement. As of October 31, 2005, the unpaid balance due Ms. Ratchford was $5,500 and 60,000 shares of stock.

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

On August 5, 2004, the Company, consummated its merger with Salus Holding, Inc. ("Salus"). Pursuant to the merger agreement, the shareholders of Salus were issued 2,000,000 shares of common stock of the Company. The sole shareholder of Salus, Homeland Security Technology, Inc., was issued 2,000,000 shares of the Company's Common Stock having a fair value of $360,000 that approximated 43.7 percent of then outstanding shares of the Company calculated on a fully diluted basis at the date of issuance. Salus was the sole shareholder in Icon Salus S.r.l. ("Icon Salus"), a company formed under the laws of Italy. Salus was constructing a dialysis facility in Amaseno, Italy. Following the Company's acquisition of Salus, the Company experienced difficulties in the development of the Amaseno Clinic and was unable to obtain the requisite permits and licenses from the Italian government, provincial and local. Thus on October 31, 2004, the Company abandoned the development of the Amaseno Clinic and recognized a $360,000 loss on this investment. On or about November 2005, Homeland Security Technology, Inc. transferred the 2,000,000 shares of Critical Common Stock to Ernest Remo, Chief Executive Officer and Chairman of the Board of Critical, pursuant to a settlement agreement in connection with a promissory note by Homeland Security Technology, Inc. in favor of Mr. Remo.

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

On October 10, 2005, the Company issued of 2,000,000 shares of common stock to the Chief Executive Officer in payment for certain accounting and related services that were provided for the Company.

ITEM 3.   DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES
          --------------------------------------------------

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None.

ITEM 5.   OTHER INFORMATION
          -----------------

On January 25, 2006, the board authorized the increase of the Company's authorized common stock from 25,000,000 shares to 100,000,000 shares.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

a)  Exhibits

Exhibit 31.1 Certification of Ernest B. Remo pursuant to Rule 13-14(a) and Item 307 of Regulation SB

Exhibit 32.1        Certification by Ernest B. Remo Pursuant to the 18 U.S.C.
                    Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

Form 8K filed with the SEC dated on August 5, 2005 with respect to the merger of Salus Holdings.

Form 8K filed on October 29, 2004 the change of the Company's name.

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


Date:  April 27, 2006