Form 10QSB
period 2006-01-31
CRITICAL CARE, INC
filed 2006-05-03
CIK 1157814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
     OF 1934

                 For the quarterly period ended January 31, 2006

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

                               CRITICAL CARE, INC.

                                   FORM 10-QSB

                                January 31, 2006

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
   Item 1.

              Unaudited Condensed Consolidated Balance Sheet                 3

              Unaudited Condensed Consolidated Statements of
               Operations                                                    4

              Unaudited Condensed Consolidated Statement of
               Shareholders' Deficiency                                      5

              Unaudited Condensed Consolidated Statements of
               Cash Flows                                                    6

              Unaudited Notes to Condensed Consolidated
               Financial Statements                                         7-10

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            11

   Item 3.    Controls and Procedures                                        16


              PART II - OTHER INFORMATION

   Item 1.    Legal Proceedings                                              18

   Item 2.    Changes in Securities                                          18

   Item 3.    Defaults by the Company upon Its Senior Securities             19

   Item 4.    Submission of Matters to a Vote of Security Holders            19

   Item 5.    Other Information                                              19

   Item 6.    Exhibits and Reports on Form 8-K                               20

              Signatures                                                     21



                                     PART I.
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                                  CRITICAL CARE, INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                          January 31,      July 31,
                                                                             2006            2005
                                                                         ------------    ------------
                                            ASSETS                       (Unaudited)

Current assets
     Cash                                                                $       --      $     10,351
     Other current assets                                                       4,697           4,696
                                                                         ------------    ------------
                              Total current assets                              4,697          15,047

Property and equipment, at cost, net of accumulated depreciation
     of $432,226 and $393,854, respectively                                   158,689         197,061
                                                                         ------------    ------------

                                                                         $    163,386    $    212,108
                                                                         ============    ============


                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
     Bank overdraft                                                      $      1,771    $       --
     Accounts payable                                                         166,565         154,251
     Accrued director fees                                                    309,600         196,200
     Gross receipts and compensating use tax payable                          309,753         284,102
     Payroll taxes payable                                                    229,733         265,525
     Accrued penalties and interest on delinquent taxes                       122,528         122,528
     Other current liabilities                                                114,286          95,638
     Current portion - notes payable                                            4,110          23,940
                                                                         ------------    ------------
                              Total current liabilities                     1,258,346       1,142,184

Loans payable to officers                                                     395,262           9,689
Long term debt, net of current portion                                        271,984         276,984
                                                                         ------------    ------------

                              Total liabilities                             1,925,592       1,428,857
                                                                         ------------    ------------

Stockholders' deficiency
     Preferred stock - $.001 par value, 100,000 shares authorized;
                              0 shares issued  and outstanding                   --              --
     Common stock - $.001 par value, 100,000,000 and 25,000,000 shares authorized; 11,616,043 shares and
                              9,616,043 shares issued and
                              outstanding, in 2006 and 2005,
                              respectively                                     11,616           9,616
     Additional paid in capital                                            14,292,522      14,134,522
     Accumulated deficit                                                  (16,066,344)    (15,360,887)
                                                                         ------------    ------------
                              Total stockholders' deficiency               (1,762,206)     (1,216,749)
                                                                         ------------    ------------

                                                                         $    163,386    $    212,108
                                                                         ============    ============


                See accompanying notes to condensed consolidated financial statements.

                                                  3



                                   CRITICAL CARE, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                          Three Months Ended January 31,   Six Months Ended January 31,
                                          -----------------------------    ----------------------------

                                               2006            2005            2006            2005
                                           ------------    ------------    ------------    ------------
Revenue                                    $    191,977    $    235,553    $    398,858    $    454,205
                                           ------------    ------------    ------------    ------------

Costs and operating expenses

       Operating costs                          623,116         238,657         894,864         482,792

       Non-cash compensation                       --             6,000         160,000       1,118,000

       Depreciation                              19,186          33,226          38,371          66,243

       Interest                                   6,308           4,788          11,080           9,072
                                           ------------    ------------    ------------    ------------

       Total costs and expenses                 648,610         282,671       1,104,315       1,676,107
                                           ------------    ------------    ------------    ------------

Operating loss                                 (456,633)        (47,118)       (705,457)     (1,221,902)

Loss on investment due to abandonment              --              --              --          (360,000)
                                           ------------    ------------    ------------    ------------

Net loss                                   $   (456,633)   $    (47,118)   $   (705,457)   $ (1,581,902)
                                           ============    ============    ============    ============


Basic and diluted net loss per share       $      (0.04)   $      (0.01)   $      (0.06)   $      (0.22)
                                           ============    ============    ============    ============

Shares used to compute basic and diluted
       net loss per share                    11,616,043       9,370,608      11,561,695       7,229,847
                                           ============    ============    ============    ============


                 See accompanying notes to condensed consolidated financial statements.

                                                   4



                                      CRITICAL CARE, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY - UNAUDITED


                                                                                 Retained
                                          Common Stock            Additional     Earnings
                                   ---------------------------      Paid-in    (Accumulated
                                      shares         amount         Capital       Deficit)         Total
                                   ------------   ------------   ------------   ------------    ------------

Balance, July 31, 2005                9,616,043   $      9,616   $ 14,134,522   $(15,360,887)   $ (1,216,749)


Common stock issued for services      2,000,000          2,000        158,000           --           160,000

Net loss for the period                    --             --             --         (705,457)       (705,457)
                                   ------------   ------------   ------------   ------------    ------------

Balance January 31, 2006             11,616,043   $     11,616   $ 14,292,522   $(16,066,344)   $ (1,762,206)
                                   ============   ============   ============   ============    ============

                               See accompanying notes to condensed consolidated financial statements.

                                                       5



                             CRITICAL CARE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED



                                                               Six Months Ended January 31,
                                                                --------------------------
                                                                   2006           2005
                                                                -----------    -----------
Cash flows from operating activities
  Net loss                                                      $  (705,457)   $(1,581,902)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities
    Depreciation                                                     38,371         66,243
    Non-cash compensation                                           160,000      1,118,000
    Loss on investment due to abandonment                              --          360,000
    Changes in operating assets and liabilities
    Increase (decrease) in:
      Accounts payable                                               12,314        (20,456)
      Gross receipts and compensating use tax payable                25,651         27,490
      Accrued director fees                                         113,400           --
      Payroll taxes payable                                         (35,792)        (9,838)
     Other current liabilities                                       18,648         79,817
                                                                -----------    -----------
      Net cash (used in) provided by operating activities          (372,865)        39,354
                                                                -----------    -----------

Cash flows from investing activities

  Purchase of medical equipment                                        --          (12,570)
                                                                -----------    -----------
      Net cash (used in) investing activities                          --          (12,570)
                                                                -----------    -----------

Cash flows from financing activities
 Net increase (decrease) in bank overdraft                            1,771        (17,314)
 Net borrowings from officers                                       385,573         10,600
 Repayments of notes payable                                        (24,830)       (11,806)
                                                                -----------    -----------
      Net cash provided by(used in) financing activities            362,514        (18,520)
                                                                -----------    -----------

Net (decrease) increase in cash                                     (10,351)         8,264
Cash at beginning of period                                          10,351           --
                                                                -----------    -----------
Cash at end of period                                           $      --      $     8,264
                                                                ===========    ===========

Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the year for

  Interest                                                      $      --      $      --
                                                                ===========    ===========
  Income taxes                                                  $      --      $      --
                                                                ===========    ===========

Schedule of Noncash Operating and Investing Transactions

   Common stock issued for investment in Salus Holdings, Inc.   $      --      $   360,000
                                                                ===========    ===========
   Common stock issued for services                             $   160,000    $ 1,118,000
                                                                ===========    ===========
   Reclassification from accounts payable to long term debt     $      --      $   200,000
                                                                ===========    ===========


           See accompanying notes to condensed consolidated financial statements.

                                             6

                       CRITICAL CARE, INC. AND SUBSIDIARY
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2006


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

The results of operation for the six months ended January 31, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2006.

Critical Care, Inc. (the Company) was incorporated in the State of Nevada on March 21, 2001. The Company operates an ophthalmic laser vision correction center in Albuquerque, New Mexico. On October 26, 2004 the Company formally changed its name from Lasik America, Inc. to Critical Care, Inc. The Company contracted the services of consultants to assist in the expansion of its operations by either developing or acquiring a group of dialysis clinics in Italy (See Note 6).

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

Recent Accounting Pronouncements
--------------------------------

The Financial Accounting Standards Board has recently issued several Statements of Financial Accounting Standards.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of FAS 123(R) and has determined that the adoption of FAS 132(R) will not have a material impact on the financial statement presentation or disclosure of the Company.

In May 2005, the FASB issued SFAS 154 that establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of this pronouncement will have a material effect on the Company's financial position or results of operations.

NOTE 2: GOING CONCERN
---------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $705,457 and a negative cash flow from operations of $372,865 for the six months ended January 31, 2006, a working capital deficiency of $1,253,649, and a shareholders' deficiency of $1,762,206 as of January 31, 2006 which raises substantial doubts about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

NOTE 3: LONG-TERM DEBT

Long-term debt consists of the following as of January 31, 2006 and July 31,
2005:
                                                     January 31,       July 31,
                                                        2006             2005
                                                     -----------     -----------

The Company's former CEO had entered into a loan
agreement with the Estate of Rohan for the
acquisition of an excimer laser used in the
operations of the Company. During the year ended
July 31, 2004, the Company acquired the item and
the purchase price of the equipment was included
in accounts payable due to the former CEO as of
July 31, 2004. Upon the resignation of the former
CEO, the loan was assumed by the Company. The loan
bears an interest at 8% per annum and is due on
February 1, 2007. Unpaid interest on the loan as
of January 31, 2006 was $24,000 which is included
in accrued expenses.                                   200,000          200,000

The former CEO made non-interest bearing loans to
the Company thru a series of cash advances in
fiscal years 2002, 2003 and 2004. The Internal
Revenue Service's applicable federal rate (AFR)
was used to compute the interest expense.               71,984           76,984

Capital lease obligation bearing interest at 5.22%
per annum with interest and principal payable in
monthly installments of $3,158. The obligation was
due to expire in April 2005 with a $1 buyout. The
lease relates to an upgrade of laser equipment
with net book value of $2,188 and $15,315 at
January 31, 2006 and July 31, 2005 respectively.
On February 9, 2005, the capital lease was
restructured in the amount of $55,400 payable in
11 consecutive monthly installment of $4,616.67
beginning February 20, 2005.                             4,110           23,940
                                                     ---------        ---------

                                                       276,094          300,924
Less: Current portion                                   (4,110)         (23,940)
                                                     ---------        ---------

Total Long-term Debt                                 $ 271,984        $ 276,984
                                                     =========        =========

NOTE 4: SHAREHOLDERS' EQUITY
----------------------------

On October 10, 2005, the Company issued 2,000,000 shares of common stock to the Chief Executive Officer of the Company having a fair value of $160,000, in payment for legal and accounting and related services provided to the Company.

On January 25, 2006, the board authorized the increase of the Company's authorized common stock from 25,000,000 shares to 100,000,000 shares.

NOTE 5: COMMITMENTS AND CONTINGENCIES
-------------------------------------

Delinquent Payroll and Gross Receipts Taxes
-------------------------------------------

The Company is delinquent on employment taxes payable to the Internal Revenue Service and on gross receipts taxes payable to the State of New Mexico. The Liability for these taxes has been shown on the balance sheet as of January 31, 2006. The Company has negotiated with the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed. As of July 31, 2004 the Internal Revenue Service filed a lien against all the assets of the Company related to these delinquent payroll taxes.

Litigation
----------

On March 31, 2003, a former employee of the Company filed a complaint that she was fired as an employee inspite of an employment contract that she had with the Company. The Company has responded to the complaint stating that she violated her contract through non-performance and dishonesty.

On February 9, 2005, the complaint was settled in favor of the employee. The Company was obligated to pay $1,000 per month beginning March 1, 2005 for the sum of $13,500, and to issue $10,000 worth of restricted stock (100,000 shares) at 10 cents based on a share value date February 20, 2005. As of January 31, 2006 the unpaid balance due to the employee was $6,700 and 60,000 shares of stock, the value of the unissued shares is included within Other Current Liabilities.

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

NOTE 7: LOANS PAYABLE TO OFFICERS
---------------------------------

On December 31, 2005, the Company issued a Note Payable to the Chief Executive Officer for $363,563 plus 5% interest in exchange for expenses that were paid by the officer on behalf of the Company.

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

We currently generate on average approximately $66,000 per month in gross revenue and believe that we will require approximately $700,000 in gross revenue during the next 12 months to maintain our existing operations. We believe that our cash requirements during the next 12 months will be satisfied through a private offering of our equity or debt securities.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AS COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2005:

The following table sets forth, for the three months ended January 31, 2006 and 2005, operating information expressed as a percentage of revenue. The results of operations data for the three month periods ended January 31, 2006 and 2005 are not necessarily indicative of the results to be expected for future periods.

                                             Three Months        Three Months
                                           Ended January 31,   Ended January 31,
                                                 2006                2005

Revenues                                         100%                100%
Operating Costs and non-cash compensations       325%                103%
Depreciation expense                              10%                 14%
Interest expense                                   3%                  2%
Total Costs and Expenses                         338%                120%
Net loss                                         238%                 20%

Results of operations
---------------------

Revenues

We derive our revenues directly from the number of laser vision surgical procedures performed at our center. Procedures performed by our affiliated doctor generate revenue to us from the physician, who collects a fee from the patient. Procedures performed by our employed doctor generate revenue directly to us from the patient. Revenues for the three months ended January 31, 2006 totaled $191,977 as compared to $235,553 for the three months ended January 31, 2005. Total revenue is predicated on the number of procedures of laser vision correction we performed during the period.

Operating Costs

Operating costs consist of doctor fees, royalty fees, medical supplies, salaries, wages and related costs for general corporate functions. The total operating costs for the three months ended January 31, 2006 was $623,116 as compared to $ 238,657 for the three months ended January 31, 2005. As a percentage of revenue, operating costs equaled 325% of total revenue during the period as compared to 103% for the three months ended January 31, 2005. The operating costs of 2006 do include the expenses that were paid by the officer of the Company on behalf of the Company in the amount of $363,563. Royalty fees are payable to the licensor of the VISX excimer laser we use for surgical procedures and is currently $110.00 per eye. There is no royalty for use of the Nidek laser, and the Company performs approximately 70% of the procedure with the Nidek.

Non-cash compensation expense

Non-cash compensation expense consists of expenses related to common stock issued in exchange for services. There was no Non-cash compensation expense for the three months ended January 31, 2006 as compared to Non-cash compensation expense for the three months ended January 31, 2005 in the amount of $6,000.

Depreciation

Depreciation expense for the three months ended January 31, 2006 amounted to $19,186 from the depreciation of capital items acquired for use in our operations as compared to $33,226 for the three months ended January 31, 2005.

Interest expense

The Company incurred interest expense of $6,308 for the three months ended January 31, 2006 as compared to $4,788 for the three months ended January 31, 2005. The interest results from our financing costs of some of our capital equipment and interest accrued on delinquent payroll and gross receipt taxes.

Net loss

Our net loss for the three months ended January 31, 2006 was $456,633 as compared to $47,118 for the three months ended January 31, 2005.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2006 AS COMPARED TO THE SIX MONTHS ENDED JANUARY 31, 2005:

The following table sets forth, for the six months ended January 31, 2006 and 2005, operating information expressed as a percentage of revenue. The results of operations data for the six month periods ended January 31, 2006 and 2005 are not necessarily indicative of the results to be expected for future periods.

                                             Six Months Ended   Six Months Ended
                                                January 31,        January 31,
                                                   2006              2005

Revenues                                           100%              100%
Operating Costs and non-cash compensations         264%              352%
Depreciation expense                                10%               15%
Interest expense                                     3%                2%
Total Costs and Expenses                           277%              369%
Net loss                                           177%              348%

Results of operations
---------------------

Revenues

We derive our revenues directly from the number of laser vision surgical procedures performed at our center. Procedures performed by our affiliated doctor generate revenue to us from the physician, who collects a fee from the patient. Procedures performed by our employed doctor generate revenue directly to us from the patient. Revenues for the six months ended January 31, 2006 totaled $398,858 as compared to $454,205 for the six months ended January 31, 2005. Total revenue is predicated on the number of procedures of laser vision correction we performed during the period.

Operating Costs

Operating costs consist of doctor fees, royalty fees, medical supplies, salaries, wages and related costs for general corporate functions. The total operating costs for the six months ended January 31, 2006 was $894,864 as compared to $482,792 for the six months ended January 31, 2005. As a percentage of revenue, operating costs equaled 224% of total revenue during the period as compared to 352% for the six months ended January 31, 2005. The operating costs of 2006 do include the expenses that were paid by the officer of the Company on behalf of the Company in the amount of $363,563. Royalty fees are payable to the licensor of the VISX excimer laser we use for surgical procedures and is currently $110.00 per eye. There is no royalty for use of the Nidek laser, and the Company performs approximately 70% of the procedure with the Nidek.

Non-cash compensation expense

Non-cash compensation expense consists of expenses related to common stock issued in exchange for services. There was Non-cash compensation expense for the six months ended January 31, 2006 in the amount of $160,000 and as compared to Non-cash compensation expense for the six months ended January 31, 2005 in the amount of $1,118,000.

Depreciation

Depreciation expense for the six months ended January 31, 2006 amounted to $38,371 from the depreciation of capital items acquired for use in our operations as compared to $66,243 for the six months ended January 31, 2005.

Interest expense

The Company incurred interest expense of $11,080 for the six months ended January 31, 2006 as compared to $9,072 for the six months ended January 31, 2005. The interest results from our financing costs of some of our capital equipment and interest accrued on delinquent payroll and gross receipt taxes.

Net loss

Our net loss for the six months ended January 31, 2006 was $705,457 as compared to $1,581,902 for the six months ended January 31, 2005.

Liquidity and capital resources

Since our inception, we have financed our operations through revenues and capital raised through the sale of our common stock. In order to effectuate our business plan as structured we will need to raise significant capital from external sources. In addition, we intend on raising capital internally through the increase in the number of procedures we perform. We currently do not have a credit facility or any commitments for additional financing. If we are unable to obtain adequate financing from internal or external sources we may be unable to fully implement our business plan and may be forced to modify our operations. Cash flows used by operating activities was $372,865 for the six months ended January 31, 2006 as compared to cash flows provided by operating activities of $39,354 for the six months ended January 31, 2005. No Net cash was used in investing activities for the six months ended January 31, 2006. Net cash flows provided by (used in) financing activities of $362,514 in the six months ended January 31, 2006 as compared to ($18,520) for the six months ended January 31, 2005. As of January 31, 2006, the Company also had a working capital deficiency of $1,253,649 and a stockholders deficiency of $1,762,206

Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at July 31, 2005, anticipated cash to be generated by operations will be insufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during the fiscal year 2006. Therefore, the Company is seeking additional equity or debt financing, but there can be no assurance that sufficient additional financing will be available.

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

Recently issued accounting standards

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of FAS 123(R) and has determined that the adoption of FAS 132(R) will not have a material impact on the financial statement presentation or disclosure of the Company.

In May 2005, the FASB issued SFAS No. 154 that establishes new standards onUnaudited Condensed Consolidated Statements of accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS No. 3, through it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of this pronouncement will have a material effect on the Company's financial position or results of operations.


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

                                    PART II.
                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          -----------------

A complaint was filed against the Company on March 31, 2003 by Mary Ratchford, a former employee. Ms. Ratchford contends that she was fired as an employee inspite of an employment contract that she had with the Company. The Company has responded to the charge stating that she violated her contract through non-performance and dishonesty. In February 2005, the Company and Ms. Ratchford entered into a settlement agreement with respect to the litigation. Pursuant to the Settlement Agreement, the Company agreed to pay Ms. Ratchford $13,500 in the aggregate which is payable in fourteen installments; and issue 100,000 shares of the Company's common stock that had a trading value of $10,000. Ms. Ratchford's complaint will be dismissed following her receipt of the last payment pursuant to the Settlement Agreement. As of January 31, 2006, the unpaid balance due Ms. Ratchford was $6,700 and 60,000 shares of stock.

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


Date:  May 3, 2006