Form 10QSB
period 2006-04-30
CRITICAL CARE, INC
filed 2006-06-30
CIK 1157814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

                  For the quarterly period ended April 30, 2006

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

                          201 Fourth Street, Suite 208
                                Del Mar, CA 92014
           -----------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                                 (858) 259-4534
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

     At June 15, 2006, the issuer had outstanding 26,337,306 shares of Common Stock, no par value per share

                               CRITICAL CARE, INC.

                                   FORM 10-QSB

                                 April 30, 2006

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1.                                                                     ----

              Unaudited Condensed Consolidated Balance Sheets                 3

              Unaudited Condensed Consolidated Statements of
               Operations                                                     4

              Unaudited Condensed Consolidated Statement of
               Shareholders' Deficiency                                       5

              Unaudited Condensed Consolidated Statements of
               Cash Flows                                                     6

              Unaudited Notes to Condensed Consolidated Financial
                Statements                                                    7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             12

Item 3.       Controls and Procedures                                         17


                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                               18

Item 2.       Changes in Securities                                           18

Item 3.       Defaults by the Company upon Its Senior Securities              20

Item 4.       Submission of Matters to a Vote of Security Holders             20

Item 5.       Other Information                                               20

Item 6.       Exhibits and Reports on Form 8-K                                20

              Signatures                                                      21



                                                PART I.
                                         FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                  CRITICAL CARE, INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                           April 30,       July 31,
                                                                             2006            2005
                                                                         ------------    ------------
                                                ASSETS                   (Unaudited)

Current assets
        Cash                                                             $         34    $     10,351
        Other current assets                                                   60,879           4,696
                                                                         ------------    ------------
                Total current assets                                           60,913          15,047


Assets of discontinued operation held for sale                                144,058         197,061
                                                                         ------------    ------------

                                                                         $    204,971    $    212,108
                                                                         ============    ============



                              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
        Bank overdraft                                                   $         23    $       --
        Accrued directors fees                                                   --           196,200
        Other current liabilities                                               4,200            --
        Current liabilities of discontinued operation held for sale           921,698         945,984
                                                                         ------------    ------------
                Total current liabilities                                     925,921       1,142,184

Loans payable to officers                                                      31,699           9,689
Long term debt, net of current portion                                         71,984          76,984
Long-term debt of discontinued operation held for sale                        200,000         200,000
                                                                         ------------    ------------

                Total liabilities                                           1,229,604       1,428,857
                                                                         ------------    ------------

Stockholders' deficiency
        Preferred stock - $.001 par value, 100,000 shares authorized;

                0 shares issued  and outstanding                                 --              --
        Common stock - $.001 par value, 100,000,000 shares authorized;
                26,337,306 shares and 9,616,043 shares issued and
                outstanding, respectively                                      26,337           9,616
        Additional paid in capital                                         15,311,019      14,134,522
        Accumulated deficit                                               (16,361,989)    (15,360,887)
                                                                         ------------    ------------
                Total stockholders' deficiency                             (1,024,633)     (1,216,749)
                                                                         ------------    ------------

                                                                         $    204,971    $    212,108
                                                                         ============    ============


                See accompanying notes to condensed consolidated financial statements.

                                                  3




                                   CRITICAL CARE, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                           Three Months Ended April 30,     Nine Months Ended April 30,
                                           ----------------------------    ----------------------------

                                               2006            2005            2006            2005
                                           ------------    ------------    ------------    ------------
Revenue                                    $       --      $       --      $       --      $       --
                                           ------------    ------------    ------------    ------------

Costs and expenses

       Operating costs                           75,000            --           168,330          86,037

       Non-cash compensation                    213,000          20,000         595,568       1,051,963

       Interest                                  12,244           4,849          23,323          13,921
                                           ------------    ------------    ------------    ------------

       Total costs and expenses                 300,244          24,849         787,221       1,151,921
                                           ------------    ------------    ------------    ------------

Loss from operation                            (300,244)        (24,849)       (787,221)     (1,151,921)

Income(Loss) from discontinued operation          8,857         (90,676)       (213,881)       (185,506)


Loss on investment due to
abandonment                                        --              --              --          (360,000)
                                           ------------    ------------    ------------    ------------

Net loss                                   $   (291,387)   $   (115,525)   $ (1,001,102)   $ (1,697,427)
                                           ============    ============    ============    ============

Basic and diluted net loss per
common share from continuing
operation                                  $      (0.02)   $      (0.00)   $      (0.06)   $      (0.09)
                                           ============    ============    ============    ============

Basic and diluted net income (loss)
per common share from discontinued
operation                                  $       0.00    $      (0.01)   $      (0.02)   $      (0.02)
                                           ============    ============    ============    ============

Basic and diluted net loss per
common share                               $      (0.02)   $      (0.01)   $      (0.08)   $      (0.21)
                                           ============    ============    ============    ============

Shares used to compute basic and diluted
       net loss per share                    16,676,032       9,474,753      13,229,007       7,969,083
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

                                                   4




                               CRITICAL CARE, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY - UNAUDITED


                                                                        Retained
                             Common Stock            Additional      Earnings
                      ---------------------------      Paid-in     (Accumulated
                         shares         amount         Capital        Deficit)        Total
                      ------------   ------------   ------------   ------------    ------------
Balance, July 31,
2005                     9,616,043   $      9,616   $ 14,134,522   $(15,360,887)   $ (1,216,749)

Common stock
issued
for services and
accrued liabilities      9,450,000          9,450        816,550           --           826,000

Loan conversion          7,271,263          7,271        359,947           --           367,218

Net loss for the
period                        --             --             --       (1,001,102)     (1,001,102)
                      ------------   ------------   ------------   ------------    ------------


Balance April 30,
2006                    26,337,306   $     26,337   $ 15,311,019   $(16,361,989)   $ (1,024,633)
                      ============   ============   ============   ============    ============


             See accompanying notes to condensed consolidated financial statements.





                                  CRITICAL CARE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                          Nine Months Ended April 30,
                                                                          --------------------------

                                                                             2006           2005
                                                                          -----------    -----------
Cash flows from operating and activities of discontinued operation

  Net loss                                                                $(1,001,102)   $(1,697,427)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities
    Non-cash compensation                                                     595,568      1,051,963

    Loss on investment due to abandonment                                        --          360,000
    Loss from discontinued operation                                          213,881        185,506
    Changes in operating assets and liabilities Increase in:

      Other current assets                                                    (56,183)          --
    Decrease in:
      Accrued directors' fees                                                 196,200        140,200
     Current liabilities of discontinued operation held for sale               24,286          2,014
                                                                          -----------    -----------
      Net cash (used) provided by operating activities                        (27,350)        42,256
                                                                          -----------    -----------

Cash flows from investing activities of discontinued operation

  Purchase of property and equipment                                             --          (12,570)
                                                                          -----------    -----------
      Net cash used in investing activities                                      --          (12,570)
                                                                          -----------    -----------

Cash flows from financing activities
 Bank overdraft                                                                    23        (17,314)
 Net (repayments) borrowings to/from officers                                  22,010         (7,806)

 Repayments of long-term debt                                                  (5,000)        (4,000)
                                                                          -----------    -----------
      Net cash provided by (used in) financing activities                      17,033        (29,120)
                                                                          -----------    -----------

Net (Decrease) increase in cash                                               (10,317)           566

Cash at beginning of period                                                    10,351           --
                                                                          -----------    -----------
Cash at end of period                                                     $        34    $       566
                                                                          ===========    ===========

Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the year for

  Interest                                                                $     4,370    $      --
                                                                          ===========    ===========
  Income taxes                                                            $      --      $      --
                                                                          ===========    ===========

Schedule of Noncash Operating and Investing Transactions

   Common stock issued for investment                                     $      --      $   360,000
                                                                          ===========    ===========

   Common stock issued for services and accrued liabilities               $   826,000    $ 1,138,000
                                                                          ===========    ===========

   Common stock issued for conversion of a note and interest payable to
   CEO                                                                    $   367,218    $      --
                                                                          ===========    ===========


                See accompanying notes to condensed consolidated financial statements.

                                                   6

                       CRITICAL CARE, INC. AND SUBSIDIARY
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED APRIL 30, 2006


Note 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------

The financial statements in this report have been prepared by Critical Care, Inc. ("the Company") without audit, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended July 31, 2005, included in the Company's form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006.

In the opinion of management, information included in this report reflects all adjustments, consisting of normal, recurring adjustments, necessary for fair presentation of results for these interim periods.

The results of operation for the nine months ended April 30, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2006.

The Company was incorporated in the State of Nevada on March 21, 2001. The Company operated an ophthalmic laser vision correction center in Albuquerque, New Mexico. On October 26, 2004 the Company formally changed its name from Lasik America, Inc. to Critical Care, Inc.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned inactive subsidiary. All significant inter-company transaction and the balances have been eliminated upon consolidation.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Common Share.
----------------------
Basic earnings or loss per share is computed by dividing net earnings or loss attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings or loss per share attributable to common stockholders further considers the impact of dilutive common stock equivalents. Diluted loss per share is equal to basic loss per share for all periods presented, because the effect of the additional shares which would be issued assuming conversion of convertible debt and outstanding common stock warrants are anti-dilutive in each period. The aggregate amount of securities that could potentially dilute EPS in future years at April 30, 2006 was 7,271,263 shares of common stock. (On April 7, 2006, the Company issued 7,271,263 shares of common stock to the Chief Executive Officer of the Company in conversion to a note (originally valued at $363,563) plus accrued interest aggregating $367,218.)

Recent Accounting Pronouncements
--------------------------------

The Financial Accounting Standards Board has recently issued several Statements of Financial Accounting Standards.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of FAS 123(R) and has determined that the adoption of FAS 123(R) will not have a material impact on its financial statement presentation or disclosure of the Company.

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

NOTE 2: GOING CONCERN
---------------------

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company had a net loss of $1,001,102 and a negative cash flow in operating activities of $27,350 for the nine months ended April 30, 2006, a working capital deficiency of $865,008, and a shareholders' deficiency of $1,024,633 as of April 30, 2006 which raises substantial doubts about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

NOTE 3: LONG-TERM DEBT

Long-term debt consists of the following as of April 30, 2006 and July 31, 2005:
                                              April 30,2006       July 31, 2005
                                              -------------       -------------

The  Company's  former  CEO had  entered
into a loan agreement with the Estate of
Rohan for the  acquisition of an excimer
laser  used  in  the  operations  of the
Company.  During the year ended July 31,
2004, the Company  acquired the item and
the purchase  price of the equipment was
included in accounts  payable due to the
former CEO as of July 31, 2004. Upon the
resignation  of the former CEO, the loan
was  assumed  by the  Company.  The loan
bears an interest at 8% per annum and is
due on February 1, 2007. Unpaid interest
on the  loan as of  April  30,  2006 was
$32,000  which is  included  in  accrued
expenses. (See Note 9.)                        $  200,000           $  200,000


The former CEO made non-interest bearing
loans to the  Company  thru a series  of
cash advances in fiscal years 2002, 2003
and 2004. The Internal Revenue Service's
applicable  federal  rate (AFR) was used
to impute the interest expense                     71,984               76,984

Capital   lease    obligation    bearing
interest   at  5.22%  per   annum   with
interest   and   principal   payable  in
monthly   installments  of  $3,158.  The
obligation  was due to  expire  in April
2005 with a $1 buyout. The lease relates
to an  upgrade of laser  equipment  with
net  book  value  of $0 and  $15,315  at
April  30,   2006  and  July  31,   2005
respectively.  On February 9, 2005,  the
capital  lease was  restructured  in the
amount   of   $55,400   payable   in  11
consecutive   monthly   installment   of
$4,616.67  beginning  February 20, 2005.
As  of  April   30,   2006,   the  lease
obligation has been fully paid.                      --                 23,940
                                              -------------       -------------

                                                  271,984              300,924
Less: Current portion
                                                     --                (23,940)
                                              -------------       -------------

Total Long-term Debt                          $   271,984         $    276,984
                                              =============       =============

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

On March 23, 2006, the Company issued 450,000 shares of common stock to Directors of the Company having a fair value of $108,000, in payment for being board members of the Company.

On March 23, 2006, the Company issued 350,000 shares of common stock having a fair value of $84,000, in payment for legal services provided to the Company.

On March 23, 2006, the Company issued 50,000 shares of common stock having a fair value of $12,000, in payment for consulting services provided to the Company.

On March 23, 2006, the Company issued 6,600,000 shares of common stock in conversion to the unpaid Directors' fee from the period starting November 1, 2004 to April 30, 2006 representing fifteen (15) months of continuous service to the Company in the amount of $462,000.

On April 7, 2006, the Company issued 7,271,263 shares of common stock to the Chief Executive Officer of the Company in conversion to a note (originally valued at $363,563) plus accrued interest aggregating $367,218.

NOTE 5: COMMITMENTS AND CONTINGENCIES
-------------------------------------

Delinquent Payroll and Gross Receipts Taxes
-------------------------------------------

The Company is delinquent on employment taxes payable to the Internal Revenue Service and on gross receipts taxes payable to the State of New Mexico. (See
Note 8) The Company has negotiated with the Internal Revenue Service and the State of New Mexico to establish payment plans and expects to payoff the entire amount of taxes owed. As of July 31, 2004 the Internal Revenue Service filed a lien against all the assets of the Company related to these delinquent payroll taxes.

Litigation
----------

On March 31, 2003, a former employee of the Company filed a complaint that she was fired as an employee in spite of an employment contract that she had with the Company. The Company has responded to the complaint stating that she violated her contract through non-performance and dishonesty.

On February 9, 2005, the complaint was settled in favor of the employee. The Company was obligated to pay $1,000 per month beginning March 1, 2005 for the sum of $13,500, and to issue $10,000 worth of restricted stock (100,000 shares) at 10 cents based on a share value date February 20, 2005. As of April 30, 2006 the unpaid balance due to the employee was 60,000 shares of stock having a fair value of $4,200.

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

NOTE 7: LOANS PAYABLE TO OFFICERS
---------------------------------

On December 31, 2005, the Company issued a Note Payable to the Chief Executive Officer for $363,563 plus 5% interest in exchange for expenses of the Company that were paid by the officer. The note plus accrued interest was converted into common stock on April 7, 2006 (See Note 4).

During the quarter ended October 31, 2005, the Chief Executive Officer loaned the Company $22,000 in the form of payments made on behalf of the Company.

NOTE 8: DISCONTINUED OPERATIONS
-------------------------------

On April 30, 2006, the Company entered into an agreement to sell the Company's lasik operations in New Mexico and substantially all of its property and equipment for $120,000 subject to closing adjustments. Pursuant to the Purchase and Sales Agreement ("the Agreement), the Company is to be sold to a group of doctors. The proceeds from the sale will be paid directly to the State of New Mexico pursuant to an oral agreement with the State of New Mexico. The State of New Mexico has agreed to accept the proceeds in satisfaction of the tax obligations owed to the State. While the State of New Mexico will not offer a satisfaction of the liability, it has orally assured the Company that it will not enforce or collect any of the remaining taxes owned. The transaction facilitates the Company's migration out of the lasik business into a dialysis services company. The Company is currently investigating acquisition candidates within the dialysis business arena.

 The Lasik business being acquired by the group of doctors generated total revenues of $625,929 and $648,140 and net loss of $213,881 and $185,506, respectively, for the nine months ended April 30, 2006 and 2005. The business had total property and equipment of $144,058, net of accumulated depreciation of $446,857 at April 30, 2006.

 Results for the Lasik business included in the Agreement are recorded separately as discontinued operation for all periods presented. The assets and liabilities of the business being sold are included in Assets of discontinued operation held for sale and Liabilities of discontinued operations held for sale on the Consolidated Balance Sheet.

 Summarized financial information for discontinued operation was as follows:

------------------------------------- ----------------------- ------------------
                                        April 30, 2006           April 30, 2005
------------------------------------- ----------------------- ------------------
 Total revenues                          $   625,929              $   648,140
------------------------------------- ----------------------- ------------------
 Net loss from discontinued operation    $  (213,881)             $  (185,506)
------------------------------------- ----------------------- ------------------

 The following is a summary of the assets and liabilities of discontinued operation held for sale as of April 30, 2006:

---------------------------------------------------- ----------------
 Assets                                               April 30, 2006
---------------------------------------------------- ----------------
 Property and equipment, net                             $144,058
---------------------------------------------------- ----------------

---------------------------------------------------- ----------------
 Liabilities
---------------------------------------------------- ----------------
 Accounts payable                                        $154,428
---------------------------------------------------- ----------------
 Gross receipts and compensating use tax payable          315,043
---------------------------------------------------- ----------------
 Payroll taxes payable                                    236,810
---------------------------------------------------- ----------------
 Accrued penalties and interest on delinquent taxes       122,528
---------------------------------------------------- ----------------
 Other current liabilities                                 92,889
---------------------------------------------------- ----------------
 Total                                                   $921,698
---------------------------------------------------- ----------------

 Summarized cash flows for discontinued operations were as follows:

-------------------------------------------------- ------------ -------------
                                                     April 30,    April 30,
                                                       2006        2005
-------------------------------------------------- ------------ -------------
 Net cash (used) provided by operating activities   $(193,795)   $(183,492)
-------------------------------------------------- ------------ -------------
 Net cash (used) in investing activities            $    --      $(  12,570)
-------------------------------------------------- ------------ -------------
 Net cash provided (used) in financing activities   $    --      $     --
-------------------------------------------------- ------------ -------------

NOTE 9: TROUBLED DEBT RESTRUCTURING
-----------------------------------

The Company has one loan secured by the excimer laser equipment which is included in the assets of discontinued operation held for sale. The loan has a face value of $200,000 and bears an interest of 8% per annum due on February 1, 2007. As of April 30, 2006, the accumulated interest was $32,000.

It has been expressed that the secured loan stated above will be rewritten to be unsecured. This restructuring of the loan is due to the financial position of the Company as the equipment is part of the assets being held for sale.






ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

Our plan of operation

On April 30, 2006, the Company entered into an agreement to sell the Company's lasik operations in New Mexico and substantially all of its property and equipment for $120,000 subject to closing adjustment. Pursuant to the Purchase and Sales Agreement (the "Agreement"), the Company is to be sold to a group of doctors. The proceeds from the sale will be paid directly to the State of New Mexico pursuant to an oral agreement with the State of New Mexico. The State of New Mexico has agreed to accept the proceeds in satisfaction of the tax obligations owed to the State while the State of New Mexico will not offer a satisfaction of the liability, it has orally assured the Company that it will not enforce or collect any of the remaining taxes owned. The transaction facilitates the Company's migration out of the lasik business into a dialysis services company. The Company is currently investigating acquisition candidates within the dialysis business arena.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2005:

Results of operations
---------------------

Revenues

Sale of the Company's Lasik Operations
--------------------------------------

On April 30, 2006, the Company entered into an agreement to sell the Company's lasik operations in New Mexico and substantially all of its property and equipment for $120,000 subject to closing adjustment. Pursuant to the Purchase and Sales Agreement ("the Agreement), the Company is to be sold to a group of doctors. The proceeds from the sale will be paid directly to the State of New Mexico pursuant to an oral agreement with the State of New Mexico. The State of New Mexico has agreed to accept the proceeds in satisfaction of the tax obligations owed to the State while the State of New Mexico will not offer a satisfaction of the liability, it has orally assured the Company that it will not enforce or collect any of the remaining taxes owned. The transaction facilitates the Company's migration out of the lasik business into a dialysis services company. The Company is currently investigating acquisition candidates within the dialysis business arena.

Following the sale of the Company's lasik operations, the Company has no revenue producing operations.

Operating Costs

 Following the sale of the Company's lasik operations, operating costs consist of administrative expenses and other expenses associated with the transition of the Company into the dialysis business. For the three months ended April 30, 2006, the Company had operating costs of $75,000.

Non-cash compensation expense

Non-cash compensation expense consists of expenses related to common stock issued in exchange for services. There was Non-cash compensation expense for the three months ended April 30, 2006 in the amount of $213,000 as compared to Non-cash compensation expense for the three months ended April 30, 2005 in the amount of $20,000.

Interest expense

The Company incurred interest expense of $12,244 for the three months ended April 30, 2006 as compared to $4,849 for the three months ended April 30, 2005. The interest results from our financing costs of some of our capital equipment and interest accrued on delinquent payroll and gross receipt taxes.

Net loss from operations

Our net loss from operations for the three months ended April 30, 2006 was $300,244 as compared to $24,849 for the three months ended April 30, 2005.

Net loss

Our net loss for the three months ended April 30, 2006 was $291,387 as compared to $115,525 for the three months ended April 30, 2005.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2006 AS COMPARED TO THE NINE MONTHS ENDED APRIL 30, 2005:

Results of operations
---------------------

Revenues

Sale of the Company's Lasik Operations
--------------------------------------

On April 30, 2006, the Company entered into an agreement to sell the Company's lasik operations in New Mexico and substantially all of its property and equipment for $120,000 subject to closing adjustment. Pursuant to the Purchase and Sales Agreement ("the Agreement), the Company is to be sold to a group of doctors. The proceeds from the sale will be paid directly to the State of New Mexico pursuant to an oral agreement with the State of New Mexico. The State of New Mexico has agreed to accept the proceeds in satisfaction of the tax obligations owed to the State while the State of New Mexico will not offer a satisfaction of the liability, it has orally assured the Company that it will not enforce or collect any of the remaining taxes owned. The transaction facilitates the Company's migration out of the lasik business into a dialysis services company. The Company is currently investigating acquisition candidates within the dialysis business arena.

Following the sale of the Company's lasik operations, the Company has no revenue producing operations.

Operating Costs

 Following the sale of the Company's lasik operations, operating costs consist of administrative expenses and other expenses associated with the transition of the Company into the dialysis business. For the nine months ended April 30, 2006, the Company had operating costs of $168,330 as compared to $86,037 for the nine months ended April 30, 2005.

Non-cash compensation expense

Non-cash compensation expense consists of expenses related to common stock issued in exchange for services. There was Non-cash compensation expense for the nine months ended April 30, 2006 in the amount of $595,568 as compared to Non-cash compensation expense for the nine months ended April 30, 2005 in the amount of $1,051,963. The decrease is due to the Company's reduction in consultants to the Company.

Interest expense

The Company incurred interest expense of $23,323 for the nine months ended April 30, 2006 as compared to $13,921 for the nine months ended April 30, 2005. The interest results from our financing costs of some of our capital equipment and interest accrued on delinquent payroll and gross receipt taxes.

Net loss from operations

Our net loss from operations for the nine months ended April 30, 2006 was $787,221 as compared to $1,151,921 for the nine months ended April 30, 2005.

Net loss

Our net loss for the nine months ended April 30, 2006 was $1,001,102 as compared to $1,697,427 for the nine months ended April 30, 2005.

Liquidity and capital resources

Since our inception, we have financed our operations through revenues and capital raised through the sale of our common stock. In order to effectuate our business plan as structured we will need to raise significant capital from external sources. We currently do not have a credit facility or any commitments for additional financing. If we are unable to obtain adequate financing from internal or external sources we may be unable to fully implement our business plan of the transition into the dialysis business and may be forced to modify or cease our operations. Cash flows used by operating activities was $27,350 for the nine months ended April 30, 2006 as compared to cash flows provided by operating activities of $42,256 for the nine months ended April 30, 2005. No Net cash was used in investing activities for the nine months ended April 30, 2006. Net cash flows provided by (used in) financing activities of $17,033 in the nine months ended April 30, 2006 as compared to ($29,120) for the nine months ended April 30, 2005. As of April 30, 2006, the Company also had a working capital deficiency of $865,008 and a stockholders deficiency of $1,024,633.

Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources, working capital deficiency and cessation of the Company's lasik operations at April 30, 2006, the Company is seeking additional equity or debt financing in order to proceed with the transition into the dialysis business, but there can be no assurance that sufficient additional financing will be available.

Delinquent Payroll and Gross Receipts Taxes

The Company is delinquent on employment taxes payable to the Internal Revenue Service an on gross receipts taxes payable to the State of New Mexico. The Liability for these taxes has been shown on the balance sheet as of October 31, 2005. The Company has negotiated with the Internal Revenue Service to establish payment plans and expects to payoff the entire amount of taxes owed. As of July 31, 2004 the Internal Revenue Service filed a line against all the assets of the Company related to these delinquent payroll taxes.

On April 30, 2006, the Company entered into an agreement to sell the Company's lasik operations in New Mexico and substantially all of its property and equipment for $120,000 subject to closing adjustment. The proceeds from the sale will be paid directly to the State of New Mexico pursuant to an oral agreement with the State of New Mexico. The State of New Mexico has agreed to accept the proceeds in satisfaction of the tax obligations owed to the State while the State of New Mexico will not offer a satisfaction of the liability, it has orally assured the Company that it will not enforce or collect any of the remaining taxes owned.

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

                                    PART II.
                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          -----------------

A complaint was filed against the Company on March 31, 2003 by Mary Ratchford, a former employee. Ms. Ratchford contends that she was fired as an employee inspite of an employment contract that she had with the Company. The Company has responded to the charge stating that she violated her contract through non-performance and dishonesty. In February 2005, the Company and Ms. Ratchford entered into a settlement agreement with respect to the litigation. Pursuant to the Settlement Agreement, the Company agreed to pay Ms. Ratchford $13,500 in the aggregate which is payable in fourteen installments; and issue 100,000 shares of the Company's common stock that had a trading value of $10,000. Ms. Ratchford's complaint will be dismissed following her receipt of the last payment pursuant to the Settlement Agreement. As of April 30, 2006, the unpaid balance due Ms. Ratchford was 60,000 shares of stock with a fair value of $4,200.

The Company is delinquent on employment taxes payable to the Internal Revenue Service an on gross receipts taxes payable to the State of New Mexico. The Liability for these taxes has been shown on the balance sheet as of October 31, 2005. The Company has negotiated with the Internal Revenue Service to establish payment plans and expects to payoff the entire amount of taxes owed. As of July 31, 2004 the Internal Revenue Service filed a line against all the assets of the Company related to these delinquent payroll taxes.

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

On March 23, 2006, the Company issued 450,000 shares of common stock to Directors of the Company having a fair value of $108,000, in payment for being board members of the Company.

On March 23, 2006, the Company issued 350,000 shares of common stock having a fair value of $84,000, in payment for legal services provided to the Company.

On March 23, 2006, the Company issued 50,000 shares of common stock having a fair value of $12,000, in payment for consulting services provided to the Company.

-------------------------------------------------------------

On March 23, 2006, the Company issued 6,600,000 shares of common stock in conversion to the unpaid Directors' fee from the period starting November 1, 2004 to April 30, 2006 representing fifteen (15) months of continuous service to the Company.

On April 7, 2006, the Company issued 7,271,263 shares of common stock to the Chief Executive Officer of the Company in conversion to a note originally valued at $363,563.

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

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CRITICAL CARE, INC.
                                          (Registrant)


                                          By:  /s/  Ernest B.Remo
                                             ---------------------------------
                                                    Ernest B. Remo
                                                    Chairman and
                                                    Chief Executive Officer
                                                    (Principal Executive Officer
                                                    and Principal Accounting and
                                                    Financial Officer)


Date:  June 30, 2006